Form 10-Q
period 2011-11-30
Blue Spa Inc
filed 2012-06-06
CIK 1500305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           November 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                                           to

Commission file number         333-169331

BLUE SPA INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	00-0000000 (I.R.S. Employer Identification No.)
26/F Building A, Time Plaza, 2 Zongfu Road, Chengdu, China (Address of principal executive offices)	610016 (Zip Code)
86-28-66847826 (Registrant’s telephone number, including area code)
n/a (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ X ] Yes         [    ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[    ] Yes         [    ]  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes         [   ]  No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 4, 2012
common stock - $0.0001 par value	7,000,000

Page - 2

BLUE SPA INCORPORATED
Financial Statements
For The Period September 4, 2009 (inception)
To The Period Ended November 30, 2011
(Stated in US Dollars)

BLUE SPA INCORPORATED

INTERIM FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2011

INDEX TO FINANCIAL STATEMENTS

PAGES

UNAUDITED INTERIM BALANCE SHEET1	F-1
UNAUDITED INTERIM STATEMENT OF OPERATIONS2	F-2
UNAUDITED INTERIM STATEMENT OF STOCKHOLDERS’ DEFICIT	F-3
AND COMPREHENSIVE INCOME
UNAUDITED INTERIM STATEMENT OF CASH FLOWS4	F-4
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS	F-5 to F-11

Page - 3

BLUE SPA INCORPORATED
(A Development Stage Company)

UNAUDITED INTERIM BALANCE SHEETS

	November 30	May 31
	2011	2011

ASSETS
Current Assets:
Cash and cash equivalents	$2,052	$5,430

TOTAL ASSETS	$2,052	$5,430

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities – Note 5	$7,750	$15,625
Note Payable – Note 7	22,000	12,000
Interest Payable	804	211

TOTAL LIABILITIES	30,554	27,836

Going concern – Note 3

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6
Par Value:$0.0001
Authorized 500,000,000 shares
Outstanding and issued 7,000,000 shares	700	700
Additional Paid in Capital	16,300	16,300
Deficit accumulated during the development stage	(45,502)	(39,406)

TOTAL STOCKHOLDERS’ DEFICIT	(28,502)	(22,406)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,052	$5,430

See accompanying notes to financial statements

BLUE SPA INCORPORATED
(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	For the Three Months Ended November 30		For the Six Months Ended November 30,		For the Period September 4, 2009through (inception)

	2011	2010	2011	2010	Nov 30, 2011

Administrative and other operating expenses	$(2,643)	$(3,025)	$(5,503)	$(6,219)	$(41,782)
Formation cost	-	-	-	-	(2,916)

Operating loss before interest expenses	(2,643)	(3,025)	(5,503)	(6,219)	(44,698)
Interest expenses	(350)	(36)	(593)	(36)	(804)

Operating loss before income taxes	(2,993)	(3,061)	(6,096)	(6,255)	(45,502)
Income taxes	-	-	-	-	-

Net loss and comprehensive loss	$(2,993)	$(3,061)	$(6,096)	$(6,255)	$(45,502)

Loss per share of common stock
- Basic and diluted	(0.000)	(0.000)	(0.001)	(0.001)

Weighted average shares of common stock
- Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to financial statements

BLUE SPA INCORPORATED
(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Share(s)	Amount	capital	stage	Total
Balance, September 4, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	7,000,000	700	16,300	-	17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(6,096)	(6,096)

Balance, November 30, 2011	7,000,000	$700	$16,300	$(45,502)	$(28,502)

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED INTERM STATEMENT OF CASH FLOWS

	For the six months ended	For the six months ended	For the period September 4, 2009 (inception) through
	November 30, 2011	November 30, 2010	November 30, 2011

Cash flows from operating activities:
Net loss	$(6,096)	$(6,255)	$(45,502)

Changes in current assets and liabilities
Accrued expenses	(7,875)	(7,273)	7,750
Interest payable	593	36	804

Net cash used in operating activities	(13,378)	(13,492)	(36,948)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Note payable	10,000	3,000	22,000

Net cash generated from financing activities	$10,000	$3,000	$39,000

Net increase in cash and cash equivalents	(3,378)	(10,492)	2,052

Cash and cash equivalents at beginning of the period	5,430	12,560	-

Cash and cash equivalents at end of the period	$2,052	$2,068	$2,052

See accompanying notes to financial statements

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
November 30, 2011

1.	Interim Reporting

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America.  These interim financial statements follow the same accounting policies and methods of their application as the Company’s May 31, 2011 annual financial statements.  All adjustments are of a normal recurring nature.  It is suggested that these interim financial statements be read in conjunction with the Company’s May 31, 2011 annual financial statements.

Operating results for the six months ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ended May 31, 2012.

2.	Nature and Continuance of Operations

Blue Spa Incorporated ("the Company") was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early developmental stage since its formation and has not realized any revenues from its planned operations. The Company is engaged in the development of an internet based retailer of a multi-channel concept combining a wholesale distribution with a retail strategy.  It plans to distribute quality personal care products, fitness apparel and related accessories.

The Company has chosen a fiscal year end May 31.

3.	Going Concern

These financial statements have been prepared assuming the Company will continue as a going concern.  The Company accumulated a deficit of $45,502 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  At November 30, 2011, the Company had a working capital deficiency of $28,502.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders.  The Company may also seek to obtain short term loans from the directors of the Company.  There are no current arrangements in place for equity funding.

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
November 30, 2011

4.	Summary of principal accounting policies

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis of presentation

The Company has not earned any revenue from limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Entity” as set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915.  Among the disclosures required by FASB ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of earnings, retained earnings and stockholders’ equity and cash flows disclose activity since the date of the Company’s inception.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Foreign currency translations

The Company is located and operating outside of the United States of America. The functional currency of the Company is the U.S. Dollar.  At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
November 30, 2011

4.	Summary of principal accounting policies (Continued)

Income Taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements.

Comprehensive income

The Company has adopted ASU 220 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders' Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

For the period ended November 30, 2011, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

Loss per share

The Company reports basic loss per share in accordance with ASC Topic 260 Earnings Per Share (“EPS”).  Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by ASU 260, "Earnings Per Share". There are no diluted net income/ (loss) per share on the potential exercise of the equity-based financial instruments, hence a state of anti-dilution has occurred. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Development Stage Company

The Company is a developmental stage company, and follows the guideline of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codifications (“ASC”) Topic 915 Development State Entities. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
November 30, 2011

4.	Summary of principal accounting policies (Continued)

Research and Development Costs

Research and development costs are expensed as incurred.

Website Development Costs

The Company recognized the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”.  The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to third party.  These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational.  Internal costs related to the development of website content will be charged to operations as incurred.  Web-site development costs related to the customers are charged to cost of sales.

Fair value of financial instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short term note - related party, approximate their carrying values since they are short term in nature and they are receivable or payable on demand.

Management is of the opinion that the Company is exposed to significant interest or credit risks arising from the bank-held assets. The Company is operating outside the United States of America and may have significant exposure to foreign currency risk due to the fluctuation of the currency in which the Company operates and the U.S. dollar.

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
November 30, 2011

4.	Summary of principal accounting policies (Continued)

Fair value of financial instruments (continued)

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

-	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of November 30, 2011, the Company did not have any level 1 inputs.

-
Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of November 30, 2011, the Company did not have any level 2 inputs.

-
Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of November 30, 2011, the company did not have any level 3 inputs.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments.  Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at a bank in the Switzerland that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
November 30, 2011

4.	Summary of principal accounting policies (Continued)

Recently issued accounting pronouncements

In May 2011, the FASB issued ASU 2011-04 which is intended to consistent with the Memorandum of Understanding and the Boards’ commitment published in 2006 to achieving that goal, the amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The Boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this Update explain how to measure fair value. They do not require additional fair value  measurements  and  are  not intended to establish valuation standards or affect valuation practices outside of financial reporting.

In June 2011, the FASB issued ASU 2011-05 which is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.

5.	Accrued expenses

Accrued expenses as of November 30, 2011 are summarized as follows:

	November 30, 2011	May 31, 2011
	(unaudited)	(audited)

Accrued audit fee	$3,000	$10,000
Accrued accounting fee	575	2,150
Accrued formation fee	2,916	2,916
Accrued office expenses	1,259	559

Total	$7,750	$15,625

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
November 30, 2011

6.	Common stock

During the six months ended November 30, 2011, no shares of common stock were sold. There were a total of 7,000,000 common stock issued and outstanding as of November 30, 2011. There were no warrants or stock options outstanding as of November 30, 2011.

7.	Notes payable

During the period ended November 30, 2011, 2 promissory notes were entered. The promissory notes are unsecured, bear interest at 8% per annum and are due on demand.

Date	Principal	Interest	Total
October 6, 2010	$3,000	$277	$3,277
February 22, 2011	1,500	92	1,592
May 17, 2011	7,500	324	7,824
September 16, 2011	5,000	82	5,082
November 4, 2011	5,000	29	5,029

Total	$22,000	$804	$22,804

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the six months ended November 30, 2011 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the six months ended November 30, 2011.

Blue Spa is a startup company that intends to be engaged in the development, production, wholesale distribution, and retail sales of quality natural skin and body care products, fitness apparel, and related accessories.  Blue Spa is also a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets.  Blue Spa is focused on developing a multi-channel concept, and intends to develop its business operations into a wholesale distribution network with a retail strategy, e-commerce, and a consumer catalogue.

Blue Spa has not commenced significant operations nor generated any revenues and is considered a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises, and follows the guideline of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codifications (“ASC”) Topic 915 Development State Entities

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve risks and uncertainties, including statements regarding Blue Spa’s capital needs, business plans and expectations.  Such forward-looking statements involve risks and uncertainties regarding Blue Spa’s ability to carry out its planned development and production of products.  Forward-looking statements are made, without limitation, in relation to Blue Spa’s operating plans, Blue Spa’s liquidity and financial condition, availability of funds, operating and exploration costs and the market in which Blue Spa competes.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially.  In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports Blue Spa files with the SEC.  These factors may cause Blue Spa’s actual results to differ materially from any forward-looking statement.  Blue Spa disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.  The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

Blue Spa’s plan of operation for the next 12 months is to:

1.	develop and populate its website;
2.	identify, develop, and purchase products and inventory;
3.	develop and launch Blue Spa’s wholesale distribution network;
4.	develop and market the Blue Spa brand; and
5.	develop and launch Blue Spa’s brick and mortar retail presence.

Phase 1 - Develop and populate Website (six months)

In Phase 1, Blue Spa plans to (1) upgrade and update its website so that it is more visually appealing and technologically sound, (2) update its product line and visuals on the Website, and (3) implement a downloadable high resolution picture format for viewing its products.

Page - 15

Unlike current e-commerce models, management does not intend to use the Internet to establish Blue Spa’s products or its brand, or bring them to market.  The e-commerce consumer is typically brand and convenience conscience.  The early ventures have shown that the costs associated with establishing a brand via this medium are prohibitive and significant.  Instead, Blue Spa will develop its initial Internet capabilities as a combination business-to-business tool and e-catalogue.  The Website will be simple and direct with minimal cost.  Also, the e-commerce platform will provide Blue Spa with a valuable wholesale tool as it will provide distributors with an access code that will allow them to place orders and utilize Blue Spa’s product knowledge database as a training tool for their employees.

Blue Spa has budgeted $10,000 for this phase and expects it to take six months to complete, with completion expected within the next six months of Blue Spa’s plan of operation.

Phase 2 –Identify, develop, and purchase products and inventory (six months)

In Phase 2, Blue Spa plans to identify and develop its Water Range skin care products.  Also, Blue Spa will identify and purchase fitness apparel and related accessories that fits in with its Blue Spa’s brand.  Phase 2 will overlap with Phase 1 and will be worked on simultaneously with Phase 1.

Blue Spa has budgeted $25,000 for this phase and expects it to take six months to complete, with completion expected within the next six months of Blue Spa’s plan of operation.

Phase 3 – Launch Blue Spa wholesale (12 months)

In Phase 3, Blue Spa plans to (1) to identify and secure partnerships with well-respected distributors, (2) identify and contract with key wholesale showrooms in which to display Blue Spa’s products, (3) further enhance and develop the brand image of Blue Spa, and (4) identify and retain key biotechnology specialists and management to assist in the continued development of its products and the administration of its business operations.

By identifying and securing partnerships with distributors and showrooms to represent Blue Spa and its products, management intends to gain key show positions in Hong Kong, Tokyo, San Francisco, and New York gift shows.  Terms and conditions of any contract will include a commission on all sales at a rate higher than the industry standard to provide motivation for the representatives to promote Blue Spa’s products.

Blue Spa has budgeted $100,000 for this phase and expects it to take 12 months to complete, with completion expected within the next 12 months of Blue Spa’s plan of operation.  Also in this phase, Blue Spa will continue to (a) maintain and populate the Website with new products and (b) continue to develop and purchase products and inventory to brand.

In addition, management anticipates incurring the following expenses during the next 12 month period:

•
Management anticipates spending approximately $1,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $12,000 over the next 12 months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Blue Spa’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

•
Management anticipates spending approximately $16,000 in complying with Blue Spa’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada.  These expenses will consist primarily of professional fees relating to the preparation of Blue Spa’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As at November 30, 2011, Blue Spa had cash of $2,052 and a working capital deficit of $28,502.  Accordingly, Blue Spa will require additional financing in the amount of $59,793 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Page - 16

During the 12 month period following the date of this report, management anticipates that Blue Spa will not generate any revenue.  Accordingly, Blue Spa will be required to obtain additional financing in order to continue its plan of operations.  Management believes that debt financing will not be an alternative for funding Blue Spa’s plan of operations as it does not have tangible assets to secure any debt financing.  Rather management anticipates that additional funding will be in the form of equity financing from the sale of Blue Spa’s common stock.  However, Blue Spa does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations.  In the absence of such financing, Blue Spa will not be able to develop its products and its business plan will fail.  Even if Blue Spa is successful in obtaining equity financing and developing its products, additional development of its website and marketing program will be required.  If Blue Spa does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Risk Factors

An investment in Blue Spa’s common stock involves a number of very significant risks.  Prospective investors should refer to all the risk factors disclosed in Blue Spa’s Form S-1/A – Amendment #3 filed on December 15, 2011.

Liquidity and Capital Resources

Six Month and Three Month Period Ended November 30, 2011

At November 30, 2011, Blue Spa had a cash balance of $2,052 and a working capital deficiency of $28,502 for the six month period ended November 30, 2011, compared to a cash balance of $5,430 and negative cash flows from operations of $19,341 for the fiscal period ended May 31, 2011.

The notes to Blue Spa’s unaudited interim financial statements as of November 30, 2011, disclose its uncertain ability to continue as a going concern.  Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $45,502 since inception.  As of November 30, 2011, Blue Spa had $30,554 in current liabilities compared to $27,836 for the time period ended May 31, 2011.  When its current liabilities are offset against its current assets of $2,052 Blue Spa is left with a negative working capital of $28,502.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities.  Net cash flows from operating activities during the six month period ended November 30, 2011 was a net loss of $6,096, which was primarily due to accrued expenses of $7,875 and interest payable of $593, compared to a net loss of $6,255 for the same time period for the prior fiscal period, which was also primarily due to accrued expenses.

Net Cash Flows From Investing Activities.  Blue Spa did not have any net cash flow from investing activities during the six month period ended November 30, 2011 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities.  Blue Spa has $10,000 in net cash flow from financing activities during the six month period ended November 30, 2011, compared to $3,000 for the same time period for the prior fiscal period, which were both due to notes payable.

Results of Operations – Six months ended November 30, 2011 and November 30, 2010

References to the discussion below to fiscal 2011 are to Blue Spa’s current fiscal year, which ended on May 31, 2011.  References to fiscal 2010 are to Blue Spa’s fiscal year ended May 31, 2010.

Page - 17

	For the Three Months Ended November 30, 2011 $	For the Three Months Ended November 30, 2010 $	For the Six Months Ended November 30, 2011 $	For the Six Months Ended November 30, 2010 $	Accumulated from September 4, 2009 (inception) to November 30, 2011 $

Revenue	–	–	–	–	-

Operating expenses

Administrative and other operating expenses	(2,643)	(3,025)	(5,503)	(6,219)	(41,782)
Formation cost	-	-	-	-	(2,916)
Interest expenses	(350)	(36)	(593)	(36)	(804)
Operating loss before income taxes	(2,993)	(3,061)	(6,096)	(6,255)	(45,502)

Income taxes	-	-	-	-	-

Net loss and comprehensive loss	(2,993)	(3,061)	(6,096)	(6,255)	(45,502)

Six Month Period Ended November 30, 2011

Net Loss.  During the six month period ended November 30, 2011, Blue Spa had a net loss of $6,096 or $(0.001) per share.  The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $6,255 or $(0.001) per share, which was primarily due to administrative and other operating expenses.

Revenue.  Blue Spa had no operating revenues since its inception on September 4, 2009, through to November 30, 2011.  Blue Spa’s activities have been financed from the proceeds of share subscriptions.

Operating Expenses.  Blue Spa’s operating expenses since its inception on September 4, 2009, through to November 30, 2011 were $45,502.  The operating expenses were primarily due to $41,782 in administrative and other operating expenses, $2,916 in formation costs, and $804 in interest expenses.

Going Concern

Blue Spa has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities.  For these reasons the financial statements have been prepared assuming Blue Spa will continue as a going concern.

Future Financings

Management anticipates continuing to rely on equity sales of Blue Spa’s common stock in order to continue to fund its business operations.  Issuances of additional common stock will result in dilution to Blue Spa’s existing stockholders.  There is no assurance that Blue Spa will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

Inflation

Management does not believe that inflation will have a material impact on Blue Spa’s future operations.

Off-balance Sheet Arrangements

Blue Spa has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Page - 18

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at November 30, 2011.

Tabular Disclosure of Contractual Obligations

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Critical Accounting Policies

Blue Spa’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of Blue Spa’s financial statements is critical to an understanding of Blue Spa’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared.  Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management.  Actual results could differ from those estimates.

Development Stage Company

Blue Spa is a developmental stage company, and follows the guideline of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codifications (“ASC”) Topic 915 Development State Entities. All losses accumulated since inception has been considered as part of Blue Spa’s development stage activities.

Website Development Costs

Blue Spa recognized the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Relating to website development costs Blue Spa follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”.  The website development costs are divided into three stages, planning, development and production.  The development stage can further be classified as application and infrastructure development, graphics development and content development.  In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to third party.  These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational.  Internal costs related to the development of website content will be charged to operations as incurred.  Web-site development costs related to the customers are charged to cost of sales.

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments.  As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision.  Changes in assumptions can significantly affect estimated fair values.  The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short term note - related party, approximate their carrying values since they are short term in nature and they are receivable or payable on demand.  Management is of the opinion that Blue Spa is exposed to significant interest or credit risks arising from the bank-held assets.  Blue Spa is operating outside the United States of America and may have significant exposure to foreign currency risk due to the fluctuation of the currency in which Blue Spa operates and the U.S. dollar.  Blue Spa accounts for certain assets and liabilities at fair value.

Page - 19

Concentration of Credit Risk

Blue Spa places its cash and cash equivalents with a high credit quality financial institution.  Blue Spa maintains United States Dollars at a bank in the Switzerland that are not insured.  Blue Spa minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Foreign Currency Translation

Blue Spa is located and operating outside of the United States of America.  The functional currency of Blue Spa is the U.S. Dollar.  At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date.  At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date.  The resulting foreign exchange gains and losses are included in operations.

Research and Development Costs

Research and development costs will be expensed as incurred.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in Blue Spa’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including Blue Spa’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2011.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended November 30, 2011.  As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Page - 20

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements.  As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended November 30, 2011, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation.  However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that Blue Spa’s controls and procedures will prevent all potential error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Blue Spa is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of Blue Spa’s property or assets are the subject of any pending legal proceedings.

Item 1A.  Risk Factors.

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Blue Spa did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Blue Spa did not sell any unregistered equity securities.

Item 3.  Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Blue Spa.  Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4.  Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Blue Spa reported all information that was required to be disclosed in a report on Form 8-K.

Blue Spa has adopted a new code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Blue Spa undertakes to provide any person with a copy of its financial code of ethics free of charge.  Please contact Blue Spa at info@bluespashop.com to request a copy of Blue Spa’s code of ethics.  Management believes Blue Spa’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 21

Item 6.  Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Blue Spa’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-169331.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to Blue Spa’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
101 *
Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended November 30, 2011, formatted in XBRL:  (i) the Unaudited Interim Balance Sheet, (ii) the Unaudited Interim Statement of Operations; (iii) the Unaudited Interim Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Unaudited Interim Statements of Cash Flows
Furnished
* In accordance with Rule 402 of Regulation S-T, the XBRL (“eXtensible Business Reporting Language”) related information is furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Page - 22

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

BLUE SPA INCORPORATED

Dated: June 5, 2012	By:	/s/ Law Yau Yau
	Name:	Law Yau Yau
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Page - 23

Exhibit 31

Page - 24

BLUE SPA INCORPORATED
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Law Yau Yau, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2011 of Blue Spa Incorporated;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  June 5, 2012

/s/ Law Yau Yau

Law Yau Yau
Chief Executive Officer

Page - 25

BLUE SPA INCORPORATED
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Law Yau Yau, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending November 30, 2011 of Blue Spa Incorporated;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  June 5, 2012

/s/ Law Yau Yau

Law Yau Yau
Chief Financial Officer

Page - 26

Exhibit 32

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blue Spa Incorporated (the “Company”) on Form 10-Q for the period ending November 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Law Yau Yau, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Law Yau Yau

Law Yau Yau

Chief Executive Officer
June 5, 2012

Page - 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blue Spa Incorporated (the “Company”) on Form 10-Q for the period ending November 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Law Yau Yau, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Law Yau Yau

Law Yau Yau

Chief Financial Officer
June 5, 2012

Page - 29