Form 10-Q
period 2012-02-29
Blue Spa Inc
filed 2012-06-06
CIK 1500305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 February 29, 2012

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
[ X ] Yes         [   ]  No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 5, 2012
common stock - $0.0001 par value	7,000,000

Page - 2

BLUE SPA INCORPORATED
Financial Statements
For The Period September 4, 2009 (inception)
To The Period Ended February 29, 2012
(Stated in US Dollars)

BLUE SPA INCORPORATED

INTERIM FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2012

Page - 3

BLUE SPA INCORPORATED
(A Development Stage Company)

UNAUDITED INTERIM BALANCE SHEETS

	February 29	May 31
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$75	$5,430

TOTAL ASSETS	$75	$5,430

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities – Note 5	$8,625	$15,625
Note Payable – Note 7	22,000	12,000
Interest Payable	1,243	211

TOTAL LIABILITIES	31,868	27,836

Going concern – Note 3

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6
Par Value:$0.0001
Authorized 500,000,000 shares
Outstanding and issued 7,000,000 shares	700	700
Additional Paid in Capital	16,300	16,300
Deficit accumulated during the development stage	(48,793)	(39,406)

TOTAL STOCKHOLDERS’ DEFICIT	(31,793)	(22,406)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$75	$5,430

See accompanying notes to financial statements

BLUE SPA INCORPORATED
(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF OPERATIONS

	For the Three Months Ended February 29,		For the Period Ended February 29,		For the Period September 4, 2009 (inception) through

	2012	2011	2012	2011	Feb 29, 2012

Administrative and other operating expenses	$(2,852)	$(3,926)	$(8,355)	$(10,145)	$(44,634)
Formation cost	-	-	-	-	(2,916)

Operating loss before interest expenses	(2,852)	(3,926)	(8,355)	(10,145)	(47,550)
Interest expenses	(439)	(62)	(1,032)	(98)	(1,243)

Operating loss before income taxes	(3,291)	(3,988)	(9,387)	(10,243)	(48,793)
Income taxes	-	-	-	-	-

Net loss and comprehensive loss	$(3,291)	$(3,988)	$(9,387)	$(10,243)	$(48,793)

Loss per share of common stock
- Basic and diluted	(0.000)	(0.001)	(0.001)	(0.001)

Weighted average shares of common stock
- Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to financial statements

BLUE SPA INCORPORATED
(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT
AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common stock		paid-in	development
	Share(s)	Amount	capital	stage	Total
Balance, September 4, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	7,000,000	700	16,300	-	17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(9,387)	(9,387)

Balance, February 29, 2012	7,000,000	$700	$16,300	$(48,793)	$(31,793)

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

UNAUDITED INTERM STATEMENT OF CASH FLOWS

	For the nine months ended	For the nine months ended	For the period September 4, 2009 (inception) through
	February 29, 2012	February 29, 2011	February 29, 2012

Cash flows from operating activities:
Net loss	$(9,386)	$(10,243)	$(48,793)

Changes in current assets and liabilities
Accrued expenses	(7,000)	(6,185)	8,625
Interest payable	1,031	98	1,243

Net cash used in operating activities	(15,355)	(16,330)	(38,925)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Note payable	10,000	4,500	22,000

Net cash generated from financing activities	$10,000	$4,500	$39,000

Net increase in cash and cash equivalents	(5,355)	(11,830)	75

Cash and cash equivalents at beginning of the period	5,430	12,560	-

Cash and cash equivalents at end of the period	$75	$730	$75

See accompanying notes to financial statements

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
February 29, 2012

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

Operating results for the nine months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ended May 31, 2012.

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

These financial statements have been prepared assuming the Company will continue as a going concern.  The Company accumulated a deficit of $48,793 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  At February 29, 2012, the Company had a working capital deficiency of $31,793.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock and/or commercial borrowing.  There can be no assurance that capital will be available, it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company would result in a dilution in the equity interests of its current stockholders.  The Company may also seek to obtain short term loans from the directors of the Company.  There are no current arrangements in place for equity funding.

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
February 29, 2012

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

Page - 9

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
February 29, 2012

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

For the period ended February 29, 2012, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

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

Page - 10

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
February 29, 2012

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

Page - 11

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
February 29, 2012

4.	Summary of principal accounting policies (Continued)

Fair value of financial instruments (continued)

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

-	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of February 29, 2012, the Company did not have any level 1 inputs.

-
Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of February 29, 2012, the Company did not have any level 2 inputs.

-
Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of February 29, 2012, the company did not have any level 3 inputs.

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

Page - 12

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
February 29, 2012

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

5.	Accrued expenses

Accrued expenses as of February 29, 2012 are summarized as follows:

	February 29, 2012	May 31, 2011
	(unaudited)	(audited)

Accrued audit fee	$2,000	$10,000
Accrued accounting fee	2,150	2,150
Accrued formation fee	2,916	2,916
Accrued office expenses	1,559	559

Total	$8,625	$15,625

Page - 13

BLUE SPA INCORPORATED
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
February 29, 2012

6.	Common stock

During the nine months ended February 29, 2012, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of February 29, 2012. There were no warrants or stock options outstanding as of February 29, 2012.

7.	Notes payable

The promissory notes are unsecured, bear interest at 8% per annum and are due on demand.

Date	Principal	Interest	Total
October 6, 2010	$3,000	$337	$3,337
February 22, 2011	1,500	123	1.623
May 17, 2011	7,500	473	7,973
September 16, 2011	5,000	182	5,182
November 4, 2011	5,000	128	5,128

Total	$22,000	$1,243	$23,243

8.         Subsequent Events

Subsequent to February 29, 2012, the Company entered into a promissory note in the amount $10,000 bearing interest 8% per annum and the note is due on demand.

Page - 14

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the nine months ended February 29, 2012 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the nine months ended February 29, 2012.

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

As at February 29, 2012, Blue Spa had cash of $75 and a working capital deficit of $31,793.  Accordingly, Blue Spa will require additional financing in the amount of $59,793 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Nine Month and Three Month Period Ended February 29, 2012

At February 29, 2012, Blue Spa had a cash balance of $75 and a working capital deficiency of $31,793 for the nine month period ended February 29, 2012, compared to a cash balance of $5,430 and negative cash flows from operations of $19,341 for the fiscal period ended May 31, 2011.

The notes to Blue Spa’s unaudited interim financial statements as of February 29, 2012, disclose its uncertain ability to continue as a going concern.  Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $48,793 since inception.  As of February 29, 2012, Blue Spa had $31,868 in current liabilities compared to $27,836 for the time period ended May 31, 2011.  When its current liabilities are offset against its current assets of $75 Blue Spa is left with a negative working capital of $31,793.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities.  Net cash flows from operating activities during the nine month period ended February 29, 2012 was a net loss of $9,386, which was primarily due to accrued expenses of $7,000 and interest payable of $1,031, compared to a net loss of $10,243 for the same time period for the prior fiscal period, which was also primarily due to accrued expenses.

Net Cash Flows From Investing Activities.  Blue Spa did not have any net cash flow from investing activities during the nine month period ended February 29, 2012 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities.  Blue Spa has $10,000 in net cash flow from financing activities during the nine month period ended February 29, 2012, compared to $4,500 for the same time period for the prior fiscal period, which were both due to notes payable.

Results of Operations – Nine months ended February 29, 2012 and February 29, 2011

References to the discussion below to fiscal 2011 are to Blue Spa’s current fiscal year, which ended on May 31, 2011.  References to fiscal 2010 are to Blue Spa’s fiscal year ended May 31, 2010.

Page - 17

	For the Three Months Ended February 29, 2012 $	For the Three Months Ended February 28, 2011 $	For the Nine Months Ended February 29, 2012 $	For the Nine Months Ended February 28, 2011 $	Accumulated from September 4, 2009 (inception) to February 29, 2012 $

Revenue	–	–	–	–	-

Operating expenses

Administrative and other operating expenses	(2,852)	(3,926)	(8,355)	(10,145)	(44,634)
Formation cost	-	-	-	-	(2,916)
Interest expenses	(439)	(62)	(1,032)	(98)	(1,243)
Operating loss before income taxes	(3,291)	(3,988)	(9,387)	(10,243)	(48,793)

Income taxes	-	-	-	-	-

Net loss and comprehensive loss	(3,291)	(3,988)	(9,387)	(10,243)	(48,793)

Nine Month Period Ended February 29, 2012

Net Loss.  During the nine month period ended February 29, 2012, Blue Spa had a net loss of $9,387 or $(0.001) per share.  The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $10,243 or $(0.001) per share, which was primarily due to administrative and other operating expenses.

Revenue.  Blue Spa had no operating revenues since its inception on September 4, 2009, through to February 29, 2012.  Blue Spa’s activities have been financed from the proceeds of share subscriptions.

Operating Expenses.  Blue Spa’s operating expenses since its inception on September 4, 2009, through to February 29, 2012 were $48,793.  The operating expenses were primarily due to $44,634 in administrative and other operating expenses, $2,916 in formation costs, and $1,243 in interest expenses.

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

Page - 18

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at February 29, 2012.

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

Page - 19

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 29, 2012.

Page - 20

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended February 29, 2012.  As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements.  As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended February 29, 2012, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation.  However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

Page - 21

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
101 *
Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended February 29, 2012, formatted in XBRL:  (i) the Unaudited Interim Balance Sheet, (ii) the Unaudited Interim Statement of Operations; (iii) the Unaudited Interim Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Unaudited Interim Statements of Cash Flows
Furnished
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

Page - 24

BLUE SPA INCORPORATED
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Law Yau Yau, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending February 29, 2012 of Blue Spa Incorporated;

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

Page - 25

BLUE SPA INCORPORATED
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Law Yau Yau, certify that:

1.  I have reviewed this quarterly report on Form 10-Q for the quarter ending February 29, 2012 of Blue Spa Incorporated;

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blue Spa Incorporated (the “Company”) on Form 10-Q for the period ending February 29, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Law Yau Yau, President, Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Blue Spa Incorporated (the “Company”) on Form 10-Q for the period ending February 29, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Law Yau Yau, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Law Yau Yau

Law Yau Yau
Chief Financial Officer
June 5, 2012

Page - 29