Form 10-K
period 2012-05-31
Blue Spa Inc
filed 2013-02-08
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission file number 333-169331

BLUE SPA INCORPORATED
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26/F Building A, Times Plaza 2 Zongfu Road, Chengdu, China	610016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-28-66847826

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common shares - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[  ] Yes [X] No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $15,000 ($0.005 X 3,000,000) as of November 30, 2011.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February *, 2012

common shares - $0.001 par value	7,000,000

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation); Exhibit 3.2 (By-laws); and Exhibit 3.3 (Certificate of Amendment); all filed as exhibits to Blue Spa’s registration statement on Form S-1 filed on December 17, 2010.

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding Blue Spa’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should” “expect” “plan” “intend” “anticipate” “believe” “estimate” “predict” “potential” or “continue” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Blue Spa’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2010, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Blue Spa disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Blue Spa may, from time to time, make oral forward-looking statements. Blue Spa strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Blue Spa’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Blue Spa to materially differ from those in the oral forward-looking statements. Blue Spa disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

part I

Item 1.	Business.

(a)	Business Development

Blue Spa Incorporated (“Blue Spa”) is a Nevada corporation that was incorporated on September 4, 2009. Blue Spa is a startup company that intends to be engaged in the development, production, wholesale distribution, and retail sales of quality natural skin and body care products, fitness apparel, and related accessories. Blue Spa is also a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. Blue Spa has adopted for its business operations a multi-channel concept, and intends to develop its business operations into a wholesale distribution network with a retail strategy, e-commerce, and a consumer catalogue. As of the date of this annual report Blue Spa has not conducted any business operations nor generated any revenues.

Blue Spa maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its business office is located at 26/F Building A, Times Plaza 2 Zongfu Road, Chengdu, 610016. Blue Spa’s office telephone number is 86-28-66847826.

Blue Spa has an authorized capital of 500,000,000 common shares with a par value of $0.0001 per share with 7 million common shares currently issued and outstanding.

Blue Spa maintains a website at HTTP://WWW.BLUESPAHOLDINGS.COM. Blue Spa’s website and its linked contents are not part of this annual report.

Blue Spa has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Blue Spa’s business.

Blue Spa Incorporated	Form 10-K - 2012	Page 2

(b)	Business of Blue Spa

Blue Spa is a Nevada company and was incorporated on September 4, 2009. Blue Spa is a startup company that intends to be engaged in the development, production, wholesale distribution, and retail sales of quality natural skin and body care products, fitness apparel, and related accessories. Blue Spa is also a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. Blue Spa has adopted for its business operations a multi-channel concept, and intends to develop its business operations into a wholesale distribution network with a retail strategy, e-commerce, and a consumer catalogue.

Blue Spa has not generated any revenue or conducted any development operations since inception.

Competition

Blue Spa will occupy a unique market position. No other brand offers a specialty line that includes skin care, cosmetics, fitness apparel and accessories. However, within each category significant brands do exist with quality and price varying widely within each category. Blue Spa’s competitive advantage will be the positioning as a quality brand.

In the skin care and cosmetics category the competition can be divided into three groups:

(1) Commercial - i.e. MAC, Origins, Philosophy, Erno Laslo and Shesheido;

(2) Clinical - i.e. Kiehl’s, Clinique, Clarins and Dr. Hauscha; and

(3) Spa - private label brands associated with spas.

The commercial brands are primarily sold through department stores. They vary widely in quality from Origins to Shesheido. They also vary widely in price. The major advantage of these competitors is their financial strength and their department store relationships.

The clinical brands are perceived to be “authentic”. Their image is based upon the perception of treatment qualities verses purely cosmetic benefits. These brands are sold through their own retail outlets, specialty stores, department stores and/or health food stores. Kiehl’s is perceived as one of the most authentic of the clinical brand.

The spa brands are sold almost exclusively at the spas they are associated with. This close affiliation provides a validation for the products but limits their ability to achieve wide market distribution. Bliss and Aveda are notable exceptions. These two brands have achieved wide market distribution and brand recognition.

Competition in the fitness apparel industry is principally on the basis of brand image and recognition as well as product quality, innovation, style, distribution and price. Management believes that Blue Spa will successfully compete on the basis of its unique brand image, its focus on women, and its technical product innovation.

Nike recently announced the formation of a women’s division as a separate business unit. While this offers the possibility of a major competitor in the women’s fitness category, it also highlights the opportunity. Puma is the only brand that has developed a line of fitness apparel focused specifically at this consumer. They have positioned this line to sell through women’s specialty stores rather than traditional sport retailers. Early sales have been exceptional, further highlighting the potential within this category.

The market for fitness apparel is highly competitive. It includes increasing competition from established companies who are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. Blue Spa will be in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, which includes the adidas and Reebok brands, and Under Armour, Inc. We also compete with retailers specifically focused on women’s fitness apparel including lululemon athletica inc, Lucy Activewear Inc., The Gap, Inc. (including the Athleta collection), and bebe stores, inc. (including the BEBE SPORT collection).

Raw Materials

The principal raw materials to be used in the manufacture of Blue Spa’s skin care products are essential oils, herbal compounds, marine minerals, and algae. For its fitness apparel, Blue Spa will use technical and natural fabrics.

Dependence on Major Customers

Blue Spa has no customers.

Blue Spa Incorporated	Form 10-K - 2012	Page 3

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Blue Spa has no intellectual property such as patents or trademarks. Additionally, Blue Spa has no royalty agreements or labor contracts.

Government Controls and Regulations

Currently, Blue Spa is in compliance with all business and operations licenses that are typically applicable to most commercial ventures. However, there can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future, will not impose additional fees and taxes on Blue Spa and its business operations. Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on Blue Spa’s business and add additional costs to Blue Spa’s business operations.

Also, Blue Spa and its products will be subject to regulation by the Food and Drug Administration and the Federal Trade Commission in the United States, as well as by various other Federal, state, local and international regulatory authorities and the regulatory authorities in the countries in which its products are manufactured or sold. Such regulations principally relate to the ingredients, labeling, packaging and marketing of the products. Management believes that Blue Spa will be able to comply with such regulations, as well as with applicable Federal, state, local and international and other countries’ rules and regulations governing the discharge of materials hazardous to the environment. There are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future.

Expenditures on Research and Development During the Last Two Fiscal Years

Since September 4, 2009, Blue Spa has not spent any funds on either company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques

Number of Total Employees and Number of Full Time Employees

Blue Spa currently does not have any employees. In each phase of its plan of operations, Blue Spa intends to retain the services of key management to assist in the various aspects of its business operations, such as product development, retail operations, finance, and administration. In the first years of development of Blue Spa’s business operations these people will all fill multiple rolls. Also, in Phase 5 of Blue Spa’s plan of operation management intends to identify and appoint industry advisors to provide management with a valuable sounding board for strategic and creative decisions and to assist in increasing the brand awareness of Blue Spa’s business model and its products.

Item 1A.	Risk Factors.

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B.	Unresolved Staff Comments.

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2.	Properties.

Blue Spa’s executive offices are located at 26/F Building A, Times Plaza 2 Zongfu Road, Chengdu 610016, China.

Blue Spa currently has no interest in any property.

Item 3.	Legal Proceedings.

Blue Spa is not a party to any pending legal proceedings and, to the best of Blue Spa’s knowledge, none of Blue Spa’s property or assets are the subject of any pending legal proceedings.

Blue Spa Incorporated	Form 10-K - 2012	Page 4

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Blue Spa’s common shares are not currently listed nor quoted on any exchange or market quote system.

(b)	Holders of Record

Blue Spa has 31 holders of record of Blue Spa’s common shares as of May 31, 2012.

(c)	Dividends

Blue Spa has declared no dividends on its common shares, and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of Blue Spa’s Board of Directors.

(d)	Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

January 2010 - $0.005 Private Placement Offering

On January 29, 2010, the board of directors authorized the issuance of 3,000,000 restricted shares of common stock at a subscription price of $0.005 per restricted share. Blue Spa raised $15,000 in cash in this closing, and issued an aggregate 3,000,000 restricted shares of common stock to 30 non-US subscribers outside the United States.

Blue Spa set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the 30 non-US subscribers outside the United States in this one closing, Blue Spa relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that Blue Spa complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Blue Spa received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Blue Spa’s common shares.

(e)	Penny Stock Rules

Trading in Blue Spa’s common shares is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Blue Spa’s common shares to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Blue Spa’s securities, which could severely limit their market price and liquidity of Blue Spa’s securities. The application of the “penny stock” rules may affect your ability to resell Blue Spa’s securities.

Blue Spa Incorporated	Form 10-K - 2012	Page 5

Item 6.	Selected Financial Data.

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF BLUE SPA INCORPORATED SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Blue Spa is a Nevada company and was incorporated on September 4, 2009. Blue Spa is a startup company that intends to be engaged in the development, production, wholesale distribution, and retail sales of quality natural skin and body care products, fitness apparel, and related accessories. Blue Spa is also a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. Blue Spa has adopted for its business operations a multi-channel concept, and intends to develop its business operations into a wholesale distribution network with a retail strategy, e-commerce, and a consumer catalogue.

Blue Spa’s plan of operations is to distribute and sell quality natural skin and body care products, fitness apparel, and related accessories for women. Blue Spa intends to (1) identify and brand quality natural skin and body care products for wholesale distribution and retail sales and (2) develop a Blue Spa line of yoga and fitness apparel, as a natural extension of the skin and body care brand. Blue Spa will begin as a wholesale company with a retail component and, over the course of 10 years, evolve to a retail company with a wholesale component. Blue Spa will also combine e-commerce and a consumer catalogue into its operations.

Plan of Operation

Blue Spa’s plan of operation for the next 12 months is to:

1.	develop and populate its website;
2.	identify, develop, and purchase products and inventory; and
3.	develop and launch Blue Spa’s wholesale distribution network.

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

Blue Spa Incorporated	Form 10-K - 2012	Page 6

Blue Spa has budgeted $10,000 for this phase and expects it to take six months to complete, with completion expected within the next six months of Blue Spa’s plan of operation.

Phase 2 – Identify, develop, and purchase products and inventory (six months)

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

Accounting and Audit Plan

Blue Spa has retained a bookkeeper to assist in the keeping and organization of Blue Spa’s financial records. Blue Spa’s bookkeeper is expected to charge Blue Spa approximately $2,700 to maintain Blue Spa’s financial records for the next 12 months. Blue Spa’s independent auditor is expected to charge approximately $1,000 to review each of Blue Spa’s quarterly financial statements and approximately $7,500 to audit Blue Spa’s annual financial statements. In the next 12 months, Blue Spa anticipates spending approximately $12,000 to pay for its accounting and audit requirements.

SEC Filing Plan

Blue Spa intends to become a reporting company after its registration statement is declared effective. This means that Blue Spa will file documents with the US Securities and Exchange Commission on a quarterly basis. Blue Spa expects to incur filing costs of approximately $4,000 per quarter to support its quarterly and annual filings. In the next 12 months, Blue Spa anticipates spending approximately $16,000 for legal costs to pay for three quarterly filings, one annual filing, a 424B4 final prospectus filing, and a Form 8-A filing in order to complete registration of Blue Spa’s common stock.

As at May 31, 2012, Blue Spa had cash of $2,285 and a working capital deficit of $45,052. Accordingly, Blue Spa will require additional financing in the amount of $70,767 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this annual report, management anticipates that Blue Spa will not generate any revenue. Accordingly, Blue Spa will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding Blue Spa’s plan of operations as it does not have tangible assets to secure any debt financing. Rather, management anticipates that additional funding will be in the form of equity financing from the sale of Blue Spa’s common shares. However, Blue Spa does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common shares to fund its plan of operations. In the absence of such financing, Blue Spa will not be able to execute its plan of operation and its business plan will fail. Even if Blue Spa is successful in obtaining equity financing and execute its plan of operation, if Blue Spa does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Blue Spa Incorporated	Form 10-K - 2012	Page 7

Risk Factors

An investment in Blue Spa’s common shares involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Blue Spa’s Form S-1/A filed on December 15, 2011.

Financial Condition

As at May 31, 2012, Blue Spa had a cash balance of $2,285. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Blue Spa’s common shares. If Blue Spa is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Blue Spa. Blue Spa does not have any financing arranged and Blue Spa cannot provide investors with any assurance that Blue Spa will be able to raise sufficient funding from the sale of its common shares. In the absence of such financing, Blue Spa’s business will fail.

Based on the nature of Blue Spa’s business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that Blue Spa will rely on third party suppliers. Blue Spa’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

●	Blue Spa’s ability to raise additional funding;
●	the market price for raw materials;
●	the results of Blue Spa’s expanded website and product lines.

Due to Blue Spa’s lack of operating history and present inability to generate revenues, Blue Spa’s auditors have stated their opinion that there currently exists a substantial doubt about Blue Spa’s ability to continue as a going concern

Functional Currency

Blue Spa’s functional currency is the United States dollar. Blue Spa has determined that its functional currency is the United States dollar for the following reasons:

●	Blue Spa’s current and future financings are and will be in United States dollars;
●	Blue Spa maintains a majority of its cash holdings in United States dollars;
●	a majority of Blue Spa’s administrative expenses are undertaken in United States dollars; and
●	all cash flows are generated in United States dollars.

Liquidity and Capital Resources

As of May 31, 2012, Blue Spa had total assets of $2,285, and a working capital deficit of $45,052, compared with a working capital deficit of $22,406 as of December 31, 2010. The increase in the working capital deficit was primarily due to an increase in notes payable. The assets consisted of $2,285 in cash and the liabilities consisted of $32,000 in notes payable ($12,200 in 2010), $13,482 in accrued liabilities ($15,625 in 2010), and $1,855 in interest payable ($211 in 2010).

There are no assurances that Blue Spa will be able to achieve further sales of its common shares or any other form of additional financing. If Blue Spa is unable to achieve the financing necessary to continue its plan of operations, then Blue Spa will not be able to continue its business and plan of operation and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended May 31, 2012, net cash used in operating activities increased to $23,145 compared with $19,130 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $22,645, less interest payable of $1,644, and less an increase of $2,144 in accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended May 31, 2012 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Blue Spa Incorporated	Form 10-K - 2012	Page 8

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $22,702 for the fiscal year ended May 31, 2012 as compared with financing activities of $25,168 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended May 31, 2012

Blue Spa has had no operating revenues since its inception on September 4, 2009, through to May 31, 2012. Blue Spa’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable. From its inception, on September 4, 2009, to May 31, 2012 Blue Spa has raised a total of $17,000 from private offerings of its common shares.

References to the discussion below to fiscal 2012 are to Blue Spa’s fiscal year ended on May 31, 2012. References to fiscal 2011 are to Blue Spa’s fiscal year ended May 31, 2011.

	For the Year Ended May 31, 2012 $	For the Year Ended May 31, 2011 $	Accumulated from September 9, 2009 (Date of Inception) to May 31, 2012 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Operating expenses

Administrative and other operating expenses	21,002	21,289	57,281
Formation cost	–	–	2,916
Interest expenses	(1,644)	(211)	(1,855)
Operating loss before income taxes	(22,646)	(21,500)	(62.052)

Income taxes	–	–	–

Net loss and comprehensive loss	(22,646)	(21,500)	(62.052)

General and Administrative

General and administrative expenses are the general office and operational expenses of Blue Spa. They include bank charges, filing and transfer agent fees, website costs, and rent.

Off-Balance Sheet Arrangements

Blue Spa has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

Blue Spa had no contingencies or long-term commitments at May 31, 2012.

Tabular Disclosure of Contractual Obligations

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Blue Spa Incorporated	Form 10-K - 2012	Page 9

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

Research and Development Costs

Research and development costs will be expensed as incurred.

Blue Spa Incorporated	Form 10-K - 2012	Page 10

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Blue Spa Incorporated	Form 10-K - 2012	Page 11

Item 8.	Financial Statements and Supplementary Data.

BLUE SPA INCORPORATED

(A Development Stage Company)

Financial Statements

May 31, 2012

(Audited)

Blue Spa Incorporated	Form 10-K - 2012	Page 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BLUE SPA INCORPORATED

We have audited the accompanying balance sheet of Blue SPA Incorporated (the “Company”) a development stage company as of May 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit and other comprehensive loss, and cash flows for the year then ended May 31, 2012, 2011 and for the period from September 4, 2009 (inception) through May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2012 and 2011, and the results of its operations and its cash flows for the year then ended May 31, 2012 and 2011, and for the period from September 4, 2009 (inception) through May 31, 2012, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has limited operations. Its ability to continue as a going concern is dependent upon its ability to obtain additional financing and/or achieve a sustainable profitable level of operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, December 12, 2012

Blue Spa Incorporated	Form 10-K - 2012	Page 13

BLUE SPA INCORPORATED

(A Development Stage Company)

BALANCE SHEET

	Note	May 31, 2012	May 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents		$2,285	$5,430

TOTAL ASSETS		$2,285	$5,430

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities	4	$18,482	$15,625
Notes Payable	6	32,000	12,000
Interest Payable		1,855	211

TOTAL LIABILITIES		52,337	27,863

Going Concern	2

STOCKHOLDERS’ DEFICIT
Common Stock Par Value:$0.0001 Authorized 500,000,000 shares Outstanding and issued 7,000,000	5	700	700
Additional Paid in Capital		16,300	16,300
Deficit Accumulated during the development stage		(67,052)	(39,406)

TOTAL STOCKHOLDERS’ DEFICIT		(50,052)	(22,406)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$2,285	$5,430

 See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2012	F-1

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENT OF OPERATIONS

				For the period	For the period
		For the year	For the year	September 4, 2009	September 4, 2009
		ended	ended	(inception) to	(inception) to
	Note	May 31, 2012	May 31, 2011	May 31, 2011	May 31, 2012

Administrative and other operating expenses		$(26,002)	$(21,289)	$(36,279)	$(62,281)
Formation cost		-	-	(2,916)	(2,916)

Operating loss before interest expenses		(26,002)	(21,289)	(39,195)	(65,197)
Interest expenses		(1,644)	(211)	(211)	(1,855)

Operating loss before income taxes	7	(27,646)	(21,500)	(39,406)	(67,052)
Income Taxes		-	-	-	-

Net loss and comprehensive loss		$(27,646)	$(21,500)	$(39,406)	$(67,052)

Loss per share of common stock
-Basic and diluted		$(0.004)	$(0.003)	$(0.006)	(0.010)

Weighted average shares of common stock
-Basic and diluted		7,000,000	7,000,000	6,246,057	6,522,000

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2012	F-2

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE LOSS

				Deficit
				accumulated
	Common stock		Additional Paid-in	during the development
	Share(s)	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-

Issuance of common stock	7,000,000	700	16,300	-	$17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(27,646)	(27,646)

Balance, May 31, 2012	7,000,000	$700	$16,300	$(67,052)	$(50,052)

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2012	F-3

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the period
	For the year	For the year	September 4, 2009
	ended	ended	(inception) to
	May 31, 2012	May 31, 2011	May 31, 2012

Cash Flows from operating activities:
Net loss	$(27,646)	$(21,500)	$(67,052)

Changes in current assets and liabilities
Accrued expenses	2,857	2,159	18,482
Interest payable	1,644	211	1,855

Net cash used in operating activities	$(23,145)	$(19,130)	$(46,715)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Notes payable	20,000	12,000	32,000

Net cash generated from financing activities	$20,000	$12,000	$49,000

Net increase in cash and cash equivalents	(3,145)	(7,130)	2,285

Cash and cash equivalents at beginning of period	5,430	12,560	-

Cash and cash equivalents at end of period	$2,285	$5,430	$2,285

Supplementary disclosures of cash flow information:

Interest paid	-	-	-

Income taxes paid	-	-	-

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2012	F-4

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

1.	Organization and Nature of Operations

Blue Spa Incorporated (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early developmental stage since its formation and has not realized any revenues from its planned operations. The Company is engaged in the development of an internet based retailer of a multi-channel concept combining a wholesale distribution with a retail strategy. It plans to distribute quality personal care products, fitness apparel and related accessories.

The Company has chosen a fiscal year end May 31.

2.	Going Concern

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $ 67,052 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that the cash on hand will be able to meet its on-going costs in the next 12 months. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Summary of principal accounting policies

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Blue Spa Incorporated	Form 10-K - 2012	F-5

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

3.	Summary of principal accounting policies (Continued)

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

Comprehensive income

The Company has adopted ASU 220 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

For the year ended May 31, 2012, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

Blue Spa Incorporated	Form 10-K - 2012	F-6

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

3.	Summary of principal accounting policies (Continued)

Loss per share

The Company reports basic loss per share in accordance with ASC Topic 260 Earnings Per Share (“EPS”). Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by ASU 260, “Earnings Per Share”. There are no diluted net income/ (loss) per share on the potential exercise of the equity-based financial instruments, hence a state of anti-dilution has occurred. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

Blue Spa Incorporated	Form 10-K - 2012	F-7

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

3.	Summary of principal accounting policies (Continued)

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of May 31, 2012, the Company did not have any level 1 inputs.

●	Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of May 31, 2012, the Company did not have any level 2 inputs.

●	Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of May 31, 2012, the Company did not have any level 3 inputs.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Blue Spa Incorporated	Form 10-K - 2012	F-8

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

3.	Summary of principal accounting policies (Continued)

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at a bank in the Switzerland that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Recently issued accounting pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s financial position, results of operations and cash.

The FASB has issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification TM (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the adoption did not have a material impact on the Company’s financial position, results of operations and cash.

The FASB has issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this Update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihoodof goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption did not have a material impact on the Company’s financial position, results of operations and cash.

Blue Spa Incorporated	Form 10-K - 2012	F-9

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

3.	Summary of principal accounting policies (Continued)

Recently issued accounting pronouncements (continued)

The FASB has issued Accounting Standards Update (ASU) No. 2011-11 Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

The FASB has issued Accounting Standards Update (ASU) No. 2011-12 Comprehensive Income (Topic 220). Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in Update 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. The amendments in this Update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption did not have a material impact on the Company’s financial position, results of operations and cash.

4.	Accrued expenses

Accrued expenses as of May 31 are summarized as follows:

	May 31, 2012	May 31, 2011

Accrued audit fee	$10,000	$10,000
Accrued accounting fee	1,575	2,150
Accrued legal fee	5,048	-
Accrued formation fee	-	2,916
Accrued office expenses	1,859	559

Total	$18,482	$15,625

Blue Spa Incorporated	Form 10-K - 2012	F-10

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

5.	Common stock

During the year ended May 31, 2012, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of May 31, 2012. There were no warrants or stock options outstanding as of May 31, 2012.

6.	Notes payable

During the year ended May 31, 2012, the Company entered into loan agreements of an aggregate total of $20,000 serve as working capital. The promissory notes are unsecured, bear interest at 8% per annum and are due on demand.

Date	Principal	Interest	Total
October 6, 2010	$3,000	$397	$3,397
February 22, 2011	1,500	152	1,652
May 17, 2011	7,500	625	8,125
September 16, 2011	5,000	283	5,283
November 4, 2011	5,000	229	5,229
March 15, 2012	10,000	169	10,169

Total	$32,000	$1,855	$33,855

Blue Spa Incorporated	Form 10-K - 2012	F-11

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

7.	Income tax

The principal reconciling items from income tax computed at the statutory rates and at the effective income tax rates are as follows:

	2012	2011
	US$	US$

Computed tax using respective companies’ statutory tax rates 34% (2011: 34%)	(9,400)	(7,310)
Non-deductible expenses	9,400	7,310

Total provision for income tax at effective tax rate	-	-

The components of deferred tax assets are as follows:

	2012	2011
	US$	US$

Temporary differences	9,400	7,310
Less: Valuation allowances	(9,400)	(7,310)

Net deferred tax assets	-	-

As of the fiscal year ended May 31, 2012 and 2011, the Company had net operating loss carry forward. The expenses for the year ended May 31, 2012 and 2011 will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

Blue Spa Incorporated	Form 10-K - 2012	F-12

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on September 4, 2009, there were no disagreements with Blue Spa’s principal accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304 of Regulation S-K that occurred within Blue Spa’s two most recent fiscal years and the subsequent interim periods. Blue Spa’s Independent Registered Public Accounting Firm since May 31, 2009 has been Dominic K.F. Chan & Co. of Hong Kong, China.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Blue Spa’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, Blue Spa’s management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was accumulated or communicated to management to allow timely decisions regarding required disclosure. In particular, Blue Spa has identified material weaknesses in internal control over financial reporting, as discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. Blue Spa’s internal control over financial reporting is a process designed under the supervision of Blue Spa’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Blue Spa’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of Blue Spa’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Blue Spa’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Blue Spa’s annual or interim financial statements will not be prevented or detected on a timely basis.

Blue Spa Incorporated	Form 10-K - 2012	Page 14

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Blue Spa’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Blue Spa’s Chief Financial Officer in connection with the audit of its financial statements as of May 31, 2012 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of May 31, 2012, Blue Spa’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on Blue Spa’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on Blue Spa’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

Blue Spa is committed to improving its financial organization. As part of this commitment and when funds are available, Blue Spa will create a position to Blue Spa to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by: (i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of Blue Spa resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on Blue Spa’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support Blue Spa if personnel turn-over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues Blue Spa may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of Blue Spa’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Blue Spa’s independent auditors have not issued an attestation report on management’s assessment of Blue Spa’s internal control over financial reporting. As a result, this annual report does not include an attestation report of Blue Spa’s independent registered public accounting firm regarding internal control over financial reporting. Blue Spa was not required to have, nor has Blue Spa, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit Blue Spa to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in Blue Spa’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2012, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting.

Blue Spa Incorporated	Form 10-K - 2012	Page 15

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

(a)	Identify Directors and Executive Officers

Each director of Blue Spa holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Blue Spa’s management team is listed below.

Officer’s Name	Blue Spa Incorporated
Law Yau Yau	Director and President, CEO, CFO, Treasurer, Corporate Secretary

Law Yau Yau ● Mr. Yau (29 years old) Mr. Yau Yau has acted as Blue Spa’s sole Director and Officer since its inception on September 4, 2009. Since January 2005 Mr. Yau Yau has also been a Quality Control Manager for Shenzhen Linfeng Electronics Co Ltd, in the Shenzhen, Province of China.

(b)	Identify Significant Employees

Blue Spa has no significant employees other than Mr. Yau Yau who is Blue Spa’s sole director and officer. Mr. Yau Yau has devoted and will continue to devote approximately 10 hours per week or 20% of his working time to Blue Spa’s business.

(c)	Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Blue Spa to become directors or executive officers.

(d)	Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Blue Spa has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

Blue Spa Incorporated	Form 10-K - 2012	Page 16

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or
●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e)	Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Blue Spa to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Blue Spa. Based solely on Blue Spa’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2012 were met, with the exception of Mr Lau, who has not yet filed a form 3.

(f)	Nomination Procedure for Directors

Blue Spa does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. Blue Spa has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)	Audit Committee Financial Expert

Blue Spa has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Blue Spa’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee. Blue Spa’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of Blue Spa and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)	Identification of Audit Committee

Blue Spa does not have a separately-designated standing audit committee. Rather, Blue Spa’s entire board of directors perform the required functions of an audit committee. Currently, Law Yau Yau is the only member of Blue Spa’s audit committee, but he does not meet Blue Spa’s independent requirements for an audit committee member. See “Item 12. (c) Director independence” below for more information on independence.

Blue Spa’s audit committee is responsible for: (1) selection and oversight of Blue Spa’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Blue Spa’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

Blue Spa Incorporated	Form 10-K - 2012	Page 17

As of May 31, 2012, Blue Spa did not have a written audit committee charter or similar document.

(i)	Code of Ethics

Blue Spa has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Blue Spa undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Blue Spa at 86-28-66847826 to request a copy of Blue Spa’s financial code of ethics. Management believes Blue Spa’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Blue Spa Incorporated	Form 10-K - 2012	Page 18

Item 11.	Executive Compensation.

Blue Spa has paid no compensation to its named executive officers during its fiscal year ended May 31, 2012.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Law Yau Yau President CEO CFO Sep 2009 – present	2012 2011 2010	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Since Blue Spa’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, Blue Spa does not have an employment agreement with Law Yau Yau. However, Blue Spa reimburses Mr. Yau Yau for all reasonable expenses incurred by Mr. Yau Yau while acting as the sole director and officer of Blue Spa.

There are no employment agreements between Blue Spa and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Blue Spa or from a change in a named executive officer’s responsibilities following a change in control.

Item 12.	Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common shares	Law Yau Yau 26/F Building A, Times Plaza 2 Zongfu Road Chengdu 610016 China	4,000,000	57.1%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2]	Based on 7,000,000 common shares issued and outstanding as of February *, 2012.

Blue Spa Incorporated	Form 10-K - 2012	Page 19

(b)	Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common shares	Law Yau Yau 26/F Building A, Times Plaza 2 Zongfu Road Chengdu 610016 China	4,000,000	57.1%

[1]	Based on 7,000,000 common shares issued and outstanding as of February *, 2012.

Each person listed above has full voting and investment power with respect to the common shares indicated. Under the rules of the SEC, a person (or a group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase Blue Spa’s common shares.

(c)	Changes in Control

Management is not aware of any arrangement that may result in a change in control of Blue Spa.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons

Since the beginning of Blue Spa’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Blue Spa was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Blue Spa’s total assets at year-end for the last three completed fiscal years.

(b)	Promoters and control persons

Since inception of Blue Spa on September 4, 2009, Law Yau Yau has been the only promoter of Blue Spa’s business, but Mr. Yau Yau has not received anything of value from Blue Spa nor is any person entitled to receive anything of value from Blue Spa for services provided as a promoter of the business of Blue Spa.

(c)	Director independence

Blue Spa’s board of directors currently solely consists of Law Yau Yau. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Blue Spa’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Blue Spa or any other individual having a relationship which, in the opinion of Blue Spa’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Blue Spa in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Blue Spa’s stock will not preclude a director from being independent.

In applying this definition, Blue Spa’s board of directors has determined that Mr. Yau Yau does not qualify as an “independent director” pursuant to the same rule.

As of the date of the report, Blue Spa did not maintain a separately designated compensation or nominating committee.

Blue Spa has also adopted this definition for the independence of the members of its audit committee. Law Yau Yau is the sole member of Blue Spa’s audit committee as a result of being the sole director. Blue Spa’s board of directors has determined that Mr. Yau Yau is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Blue Spa Incorporated	Form 10-K - 2012	Page 20

Item 14.	Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Blue Spa’s audit of annual financial statements and for review of financial statements included in Blue Spa’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011 - $10,000 – Dominic K.F. Chan & Co – Chartered Accountants

2012 - $10,000 – Dominic K.F. Chan & Co – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Blue Spa’s financial statements and are not reported in the preceding paragraph:

2011 - $3000– Dominic K.F. Chan & Co – Chartered Accountants

2012 - $3000 – Dominic K.F. Chan & Co – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

2011 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

2011 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

(6) The percentage of hours expended on the principal accountant’s engagement to audit Blue Spa’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15.	Exhibits, Financial Statement Schedules.

1.	Financial Statements

Financial statements of Blue Spa Incorporated have been included in Item 8 above.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.	Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Blue Spa’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302.

Blue Spa Incorporated	Form 10-K - 2012	Page 21

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s 2010 registration statement on Form S-1 filed on September 13, 2009, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Blue Spa Incorporated for the fiscal year ended May 31, 2012, formatted in XBRL: (i) the Audited Balance Sheet, (ii) the Audited Statement of Operations; (iii) the Audited Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statement of Cash Flows

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

Blue Spa Incorporated	Form 10-K - 2012	Page 22

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

BLUE SPA INCORPORATED

By:	/s/ Law Yau Yau
Name:	Law Yau Yau
Title:	Director and President
Dated:	February 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Blue Spa Incorporated and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Law Yau Yau

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

February 8, 2013
Law Yau Yau

Blue Spa Incorporated	Form 10-K - 2012	Page 23