Form 10-Q
period 2012-08-31
Blue Spa Inc
filed 2013-02-20
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended August 31, 2012

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from                                   to

Commission file number 333-169331

Blue Spa Incorporated
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26/F Building A, Time Plaza, 2 Zongfu Road, Chengdu, China	610016
(Address of principal executive offices)	(Zip Code)

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

[X] Yes   [  ] No

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

[X] Yes   [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February ♦, 2013

common stock - $0.0001 par value	7,000,000

part I – financial information

Item 1. Financial Statements.

BLUE SPA INCORPORATED

Financial Statements

For The Period September 4, 2009 (inception)

To The Period Ended August 31, 2012

(Stated in US Dollars)

2

BLUE SPA INCORPORATED

interim Financial Statements

For the three Months Ended August 31, 2012

3

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED INTERIM BALANCE SHEETS

	August 31 2012	May 31 2012
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$898	$2,285

TOTAL ASSETS	$898	$2,285

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities - Note 5	$18,732	$18,482
Notes Payable - Note 7	32,000	32,000
Interest Payable	2,500	1,855

TOTAL LIABILITIES	53,232	52,337

Going Concern - Note 3

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6
Par Value:$0.0001
Authorized 500,000,000 shares
Outstanding but not issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(69,334)	(67,052)

TOTAL STOCKHOLDERS’ DEFICIT	(52,334)	(50,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$898	$2,285

See accompanying notes to unaudited interim financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF OPERATIONS

			For the Period
	For the three	For the three	September 4, 2009
	months ended	months ended	(inception) to
	August 31 2012	August 31 2011	August 31 2012

Administrative and other operating expenses	$1,637	$2,860	$63,918
Formation cost	-	-	2,916

Operating loss before interest expenses	(1,637)	(2,860)	(66,834)

Interest expenses	(645)	(243)	(2,500)

Operating loss before income taxes	(2,282)	(3,103)	(69,334)
Income Taxes	-	-	-

Net loss and comprehensive loss	$(2,282)	$(3,103)	$(69,334)

Loss per share of common stock
-Basic and diluted	(0.000)	(0.000)	(0.010)

Weighted average shares of common stock
-Basic and diluted	7,000,000	7,000,000	7,000,000

See accompanying notes to unaudited interim financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common stock		Paid-in	development
	Share(s)	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-

Issuance of common stock	7,000,000	700	16,300	-	$17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(27,646)	(27,646)

Balance, May 31, 2012	7,000,000	$700	$16,300	$(67,052)	$(50,052)

Net loss and comprehensive loss	-	-	-	(2,282)	(2,282)

Balance, August 31, 2012	7,000,000	$700	$16,300	$(69,334)	$(52,334)

See accompanying notes to unaudited interim financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

			For the period
	For the three	For the three	September 4, 2009
	months ended	months ended	(inception) to
	August 31 2012	August 31 2011	August 3, 2012

Cash Flows from operating activities:
Net loss	$(2,282)	$(3,103)	$(69,334)

Changes in current assets and liabilities
Accrued expenses	250	2,725	18,732
Interest payable	645	243	2,500

Net cash used in operating activities	$(1,387)	$(135)	$(48,102)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Notes payable		-	32,000

Net Cash generated from financing activities	$-	$-	$49,000

Net increase in cash and cash equivalents	(1,387)	(135)	898

Cash and cash equivalents at beginning of period	2,285	5,430	-

Cash and cash equivalents at end of period	$898	$5,295	$898

See accompanying notes to unaudited interim financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

August 31, 2012

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

The Company has accumulated a deficit of $69,334 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 31, 2012

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

For the 3 months ended August 31, 2012, there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

August 31, 2012

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

August 31, 2012

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of August 31, 2012, the Company did not have any level 1 inputs.

●	Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of August 31, 2012, the Company did not have any level 2 inputs.

●

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of August 31, 2012, the company did not have any level 3 inputs.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

August 31, 2012

4.	Summary of principal accounting policies (Continued)

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

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

5.	Accrued expenses

Accrued expenses as of August 31, 2012 are summarized as follows:

	August 31, 2012	May 31, 2012

Accrued audit fee	$12,000	$10,000
Accrued accounting fee	575	1,575

Accrued legal fee	5,048	5,048
Accrued office expenses	1,109	1,859

Total	$18,732	$18,482

6.	Common stock

During the three months ended August 31, 2012, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of August 31, 2012. There were no warrants or stock options outstanding as of August 31, 2012.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

August 31, 2012

7.	Notes payable

The promissory notes are unsecured, bear interest at 8% per annum and are due on demand.

Date	Principal	Interest	Total
October 6, 2010	$3,000	$458	$3,458
February 22, 2011	1,500	183	1,183
May 17, 2011	7,500	776	8,776
September 16, 2011	5,000	383	5,383
November 4, 2011	5,000	330	5,330
March 15, 2012	10,000	370	10,370

Total	$32,000	$2,500	$34,500

8.	Income tax

As of the 3 months period ended August 31, 2012 and 2011, the Company had net operating loss carry forward. The expenses for the period ended August 31, 2012 and 2011 will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

9.	Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, We have evaluated significant events and transactions that occurred after September 30, 2012 through the date of the condensed consolidated financial statements were issued and filed with this Form 10-Q. During the period, the Company did not have any material recognizable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the three months ended August 31, 2012 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the three months ended August 31, 2012.

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

Phase 1 – Develop and populate Website (six months)

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

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $1,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $12,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Blue Spa’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $16,000 in complying with Blue Spa’s obligations as a reporting company under the Securities Exchange Act of 1934 and as a reporting issuer in Canada. These expenses will consist primarily of professional fees relating to the preparation of Blue Spa’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As at August 31, 2012, Blue Spa had cash of $898 and total liabilities of $53,232. Accordingly, Blue Spa will require additional financing in the amount of $80,334 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Three Month Period Ended August 31, 2012

At August 31, 2012, Blue Spa had a cash balance of $898 and a working capital deficiency of $52,334 for the three month period ended August 31, 2012, compared to a cash balance of $2,285 and negative cash flows from operations of $50,052 for the fiscal period ended May 31, 2012.

The notes to Blue Spa’s unaudited interim financial statements as of August 31, 2012, disclose its uncertain ability to continue as a going concern. Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $69,334 since inception. As of August 31, 2012, Blue Spa had $53,232 in current liabilities compared to $52,337 for the time period ended May 31, 2012. When its current liabilities are offset against its current assets of $898 Blue Spa is left with a negative working capital of $52,334.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the three month period ended August 31, 2012 was a net loss of $1,387, which was primarily due to accrued expenses of $250 and interest payable of $645, compared to a net loss of $135 for the same time period for the prior fiscal period, which was also primarily due to accrued expenses.

Net Cash Flows From Investing Activities. Blue Spa did not have any net cash flow from investing activities during the three month period ended August 31, 2012 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. Blue Spa had $nil in net cash flow from financing activities during the three month period ended August 31, 2012, compared to $nil for the same time period for the prior fiscal period.

Results of Operations – Three months ended August 31, 2012 and August 31, 2011

References to the discussion below to fiscal 2012 are to Blue Spa’s current fiscal year, which ended on May 31, 2012. References to fiscal 2011 are to Blue Spa’s fiscal year ended May 31, 2011.

	For the Three Months Ended August 31, 2012 $	For the Three Months Ended August 31, 2011 $	Accumulated from September 4, 2009 (inception) to August 31, 2012 $
Revenue	–	–	-

Operating expenses

Administrative and other operating expenses	(1,637)	(2,860)	(63,918)
Formation cost	-	-	(2,916)
Interest expenses	(645)	(243)	(2,500)
Operating loss before income taxes	(2,282)	(3,103)	(69,334)
Income taxes	-	-	-
Net loss and comprehensive loss	(2,282)	(3,103)	(69,334)

Three Month Period Ended August 31, 2012

Net Loss. During the three month period ended August 31, 2012, Blue Spa had a net loss of $2,282 or $(0.00) per share. The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $3,103 or $ (0.000) per share, which was primarily due to administrative and other operating expenses.

Revenue. Blue Spa had no operating revenues since its inception on September 4, 2009, through to August 31, 2012. Blue Spa’s activities have been financed from the proceeds of share subscriptions.

Operating Expenses. Blue Spa’s operating expenses since its inception on September 4, 2009, through to August 31, 2012 were $69,334. The operating expenses were primarily due to $63,918 in administrative and other operating expenses, $2,916 in formation costs, and $2,500 in interest expenses.

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

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at August 31, 2012.

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

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended August 31, 2012. As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended August 31, 2012, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

Blue Spa Incorporated

Dated: February 20, 2013	By:	/s/ Law Yau Yau
	Name:	Law Yau Yau
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

