Form 10-Q
period 2013-02-28
Blue Spa Inc
filed 2013-04-22
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended February 28, 2013

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 22, 2013
common stock - $0.001 par value	7,000,000

part I – financial information

Item 1. Financial Statements.

BLUE SPA INCORPORATED

Financial Statements

For The Period September 4, 2009 (inception)

To The Period Ended February 28, 2013

(Stated in US Dollars)

Form 10-Q-Q3	Blue Spa Incorporated	Page 2

BLUE SPA INCORPORATED

interim Financial Statements
For the Nine Months Ended February 28, 2013

Form 10-Q-Q3	Blue Spa Incorporated	Page 3

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED INTERIM BALANCE SHEETS

	February 28, 2013	May 31, 2012
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$-	$2,285

TOTAL ASSETS	$-	$2,285

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities - Note 5	$11,930	$18,482
Notes Payable - Note 7	45,000	32,000
Interest Payable	3,818	1,855

TOTAL LIABILITIES	60,748	52,337

Going Concern - Note 3

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6 Par Value:$0.0001 Authorized 500,000,000 shares Outstanding but not issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(77,748)	(67,052)

TOTAL STOCKHOLDERS’ DEFICIT	(60,748)	(50,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,285

See accompanying notes to unaudited interim financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF OPERATIONS

					For the Period
	For the three	For the three	For the nine	For the nine	September 4, 2009
	months ended	months ended	months ended	months ended	(inception) to
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013

Administrative and other operating expenses	$6,474	$2,851	$8,733	$8,355	$71,014
Formation cost	-	-	-	-	2,916

Operating loss before interest expenses	(6,474)	(2,851)	(8,733)	(8,355)	(73,930)
Interest expenses	(679)	(439)	(1,963)	(1,031)	(3,818)

Operating loss before income taxes	(7,153)	(3,290)	(10,696)	(9,386)	(77,748)
Income Taxes	-	-	-	-	-

Net loss and comprehensive loss	$(7,153)	$(3,290)	$(10,696)	$(9,386)	$(77,748)

Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.000)	(0.002)	$(0.001)

Weighted average shares of common stock
-Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to unaudited interim financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-

Issuance of common stock	7,000,000	700	16,300	-	$17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(27,646)	(27,646)

Balance, May 31, 2012	7,000,000	$700	$16,300	$(67,052)	$(50,052)

Net loss and comprehensive loss				(10,696)	(10,696)

Balance, February 28, 2013	7,000,000	$700	$16,300	$(77,748)	$(60,748)

See accompanying notes to unaudited interim financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	For the nine months ended February 28, 2013	For the nine months ended February 29, 2012	For the period September 4, 2009 (inception) to February 28, 2013

Cash Flows from operating activities:
Net loss	$(10,696)	$(9,386)	$(77,748)

Changes in current assets and liabilities
Accrued expenses	(6,552)	(7,000)	11,930
Interest payable	1,963	1,031	3,818

Net cash used in operating activities	$(15,285)	$(15,355)	$(62,000)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Notes payable	13,000	10,000	45,000

Net Cash generated from financing activities	$13,000	$10,000	$62,000

Net increase in cash and cash equivalents	(2,285)	(5,355)	-

Cash and cash equivalents at beginning of period	2,285	5,430	-

Cash and cash equivalents at end of period	$-	$75	$-

See accompanying notes to unaudited interim financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2013

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

The Company has accumulated a deficit of $77,748 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

February 28, 2013

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

For the nine months ended February 28, 2013 there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2013

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

February 28, 2013

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1 — inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of February 28, 2013, the Company did not have any level 1 inputs.

●	Level 2 — inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of February 28, 2013, the Company did not have any level 2 inputs.

●	Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of February 28, 2013, the company did not have any level 3 inputs.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2013

3.	Summary of principal accounting policies (Continued)

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars at a bank in the Slovenia that are not insured. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

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

4.	Accrued expenses

Accrued expenses as of February 28, 2013 are summarized as follows:

	February 28, 2013	May 31, 2012

Accrued audit fee	$3,000	$10,000
Accrued accounting fee	1,725	1,575

Accrued legal fee	1,328	5,048
Accrued office expenses	5,877	1,859

Total	$11,930	$18,482

5.	Common stock

During the nine months ended February 28, 2013, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of February 28, 2013. There were no warrants or stock options outstanding as of February 28, 2013.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2013

6.	Notes payable

The promissory notes are unsecured, bear interest at 8% per annum and are due on demand.

Date	Principal	Interest	Total
October 6, 2010	$3,000	$577	$3,577
February 22, 2011	1,500	242	1,742
May 17, 2011	7,500	1,073	8,573
September 16, 2011	5,000	582	5,582
November 4, 2011	5,000	528	5,528
March 15, 2012	10,000	767	10,767
December 14,2012	13,000	48	13,048

Total	$45,000	$3,818	$48,818

7.	Income tax

As of the nine months period ended February 28, 2013 and February 29, 2012, the Company had a net operating loss carry forward. The expenses for the period ended February 28, 2013 and February 29, 2012 will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in full amount of the deferred tax asset since there is no assurance of future taxable income.

8.	Subsequent Events

Subsequent to the period ended February 28, 2013, the Company entered into a promissory note for $14,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the nine months ended February 28, 2013 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the nine months ended February 28, 2013.

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

Form 10-Q-Q3	Blue Spa Incorporated	Page 4

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

As at February 28, 2013, Blue Spa had cash of $0 and a working capital deficit of $60,748. Accordingly, Blue Spa will require additional financing in the amount of $88,748 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Form 10-Q-Q3	Blue Spa Incorporated	Page 5

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

Liquidity and Capital Resources

Nine Month and Three Month Period Ended February 28, 2013

At February 28, 2013, Blue Spa had a cash balance of $0 and a working capital deficiency of $60,748 for the nine month period ended February 28, 2013, compared to a cash balance of $2,285 and negative cash flows from operations of $50,052 for the fiscal period ended May 31, 2012.

The notes to Blue Spa’s unaudited interim financial statements as of February 28, 2013, disclose its uncertain ability to continue as a going concern. Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $77,748 since inception. As of February 28, 2013, Blue Spa had $60,748 in current liabilities compared to $52,337 for the time period ended May 31, 2012. When its current liabilities are offset against its current assets of $0 Blue Spa is left with a negative working capital of $60,748.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the nine month period ended February 28, 2013 was a net loss of $15,285, which was primarily due to accrued expenses of $6,552 and interest payable of $1,963, compared to a net loss of $15,355 for the same time period for the prior fiscal period, which was also primarily due to accrued expenses.

Net Cash Flows From Investing Activities. Blue Spa did not have any net cash flow from investing activities during the nine month period ended February 28, 2013 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. Blue Spa has $13,000 in net cash flow from financing activities during the nine month period ended February 28, 2013, compared to $10,000 for the same time period for the prior fiscal period, which were both due to notes payable.

Form 10-Q-Q3	Blue Spa Incorporated	Page 6

Results of Operations – Nine months ended February 28, 2013 and February 29, 2012

References to the discussion below to fiscal 2012 are to Blue Spa’s current fiscal year, which ended on May 31, 2012. References to fiscal 2011 are to Blue Spa’s fiscal year ended May 31, 2011.

	For the Three Months Ended February 28, 2013 $	For the Three Months Ended February 28, 2012 $	For the Nine Months Ended February 28, 2013 $	For the Nine Months Ended February 28, 2012 $	Accumulated from September 4, 2009 (inception) to February 28, 2013 $

Revenue	-	-	-	-	-

Operating expenses

Administrative and other operating expenses	(6,474)	(2,851)	(8,733)	(8,355)	(71,014)
Formation cost	-	-	-	-	(2,916)
Interest expenses	(679)	(439)	(1,963)	(1,031)	(3,818)
Operating loss before income taxes	(7,153)	(3,290)	(10,696)	(9,386)	(77,748)
Income taxes	-	-	-	-	-
Net loss and comprehensive loss	(7,153)	(3,290)	(10,696)	(9,386)	(77,748)

Nine Month Period Ended February 28, 2013

Net Loss. During the nine month period ended February 28, 2013, Blue Spa had a net loss of $10,696 or $(0.001) per share. The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $9,386 or $(0.001) per share, which was primarily due to administrative and other operating expenses.

Revenue. Blue Spa had no operating revenues since its inception on September 4, 2009, through to February 28, 2013. Blue Spa’s activities have been financed from the proceeds of share subscriptions.

Operating Expenses. Blue Spa’s operating expenses since its inception on September 4, 2009, through to February 28, 2013 were $77,748. The operating expenses were primarily due to $71,014 in administrative and other operating expenses, $2,916 in formation costs, and $3,818 in interest expenses.

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

Form 10-Q-Q3	Blue Spa Incorporated	Page 7

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at February 28, 2013.

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

Form 10-Q-Q3	Blue Spa Incorporated	Page 8

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 28, 2013.

Form 10-Q-Q3	Blue Spa Incorporated	Page 9

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended February 28, 2013. As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended February 28, 2013, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

Item 4.   Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Form 10-Q-Q3	Blue Spa Incorporated	Page 10

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Blue Spa’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended February 28, 2013, formatted in XBRL: (i) the Unaudited Interim Balance Sheet, (ii) the Unaudited Interim Statement of Operations; (iii) the Unaudited Interim Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Unaudited Interim Statements of Cash Flows	Furnished

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

Form 10-Q-Q3	Blue Spa Incorporated	Page 11

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

Dated: April 22, 2013	By:	/s/ Law Yau Yau
	Name:	Law Yau Yau
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q-Q3	Blue Spa Incorporated	Page 12