Form 10-K
period 2013-05-31
Blue Spa Inc
filed 2013-08-02
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended: May 31, 2013

[ ]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from _______________ to _______________

Commission file number 333-169331

Blue Spa Incorporated
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26/F Building A, Times Plaza 2 Zongfu Road, Chengdu, China	610016
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 86-28-66847826

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed quarter: $15,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2013
common shares - $0.001 par value	7,000,000

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2013, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Blue Spa Incorporated	Form 10-K - 2013	Page 2

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

Nike recently formed a women’s division as a separate business unit. While this offers the possibility of a major competitor in the women’s fitness category, it also highlights the opportunity. Puma is the only brand that has developed a line of fitness apparel focused specifically at this consumer. They have positioned this line to sell through women’s specialty stores rather than traditional sport retailers.

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

Dependence on Major Customers

Blue Spa has no customers.

Blue Spa Incorporated	Form 10-K - 2013	Page 3

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

Expenditures on Research and Development During the Last Two Fiscal Years

Since September 4, 2009, Blue Spa has not spent any funds on either company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques.

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

Item 4. Mine Safety Disclosure.

Not applicable.

Blue Spa Incorporated	Form 10-K - 2013	Page 4

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Blue Spa’s common shares are not currently listed nor quoted on any exchange or market quote system.

(b) Holders of Record

Blue Spa had 31 holders of record of Blue Spa’s common shares as of July 31, 2013.

(c) Dividends

Blue Spa has declared no dividends on its common shares, and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of Blue Spa’s Board of Directors.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K.

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

Blue Spa Incorporated	Form 10-K - 2013	Page 5

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

Blue Spa Incorporated	Form 10-K - 2013	Page 6

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

SEC Filing Plan

Blue Spa intends to become a reporting company after its registration statement is declared effective. This means that Blue Spa will file documents with the US Securities and Exchange Commission on a quarterly basis. Blue Spa expects to incur filing costs of approximately $4,000 per quarter to support its quarterly and annual filings. In the next 12 months, Blue Spa anticipates spending approximately $16,000 for filing costs to pay for three quarterly filings and one annual filing.

As at May 31, 2013, Blue Spa had cash of $7,788 and a working capital deficit of $74,788. Accordingly, Blue Spa will require additional financing in the amount of $230,000 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Risk Factors

An investment in Blue Spa’s common shares involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Blue Spa’s Form S-1 = Post-Effective Amendment #1 filed on June 3, 2013.

Financial Condition

As at May 31, 2013, Blue Spa had a cash balance of $7,788. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Blue Spa’s common shares. If Blue Spa is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Blue Spa. Blue Spa does not have any financing arranged and Blue Spa cannot provide investors with any assurance that Blue Spa will be able to raise sufficient funding from the sale of its common shares. In the absence of such financing, Blue Spa’s business will fail.

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

Due to Blue Spa’s lack of operating history and present inability to generate revenues, Blue Spa’s auditors have stated their opinion that there currently exists a substantial doubt about Blue Spa’s ability to continue as a going concern.

Blue Spa Incorporated	Form 10-K - 2013	Page 7

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

Liquidity and Capital Resources

As of May 31, 2013, Blue Spa had total assets of $7,788, and a working capital deficit of $74,788, compared with a working capital deficit of $50,052 as of May 31, 2012. The increase in the working capital deficit was primarily due to an increase in notes payable. The assets consisted of $7,788 in cash and the liabilities consisted of $59,000 in notes payable ($32,000 in 2012), $18,670 in accrued liabilities ($18,482 in 2012), and $4,906 in interest payable ($1,855 in 2012).

There are no assurances that Blue Spa will be able to achieve further sales of its common shares or any other form of additional financing. If Blue Spa is unable to achieve the financing necessary to continue its plan of operations, then Blue Spa will not be able to continue its business and plan of operation and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended May 31, 2013, net cash used in operating activities decreased to $21,497 compared with $23,145 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $24,736, less interest payable of $3,051, and less an increase of $188 in accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended May 31, 2013 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $27,000 for the fiscal year ended May 31, 2013 as compared with financing activities of $20,000 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended May 31, 2013

Blue Spa has had no operating revenues since its inception on September 4, 2009, through to May 31, 2013. Blue Spa’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable. From its inception, on September 4, 2009, to May 31, 2013 Blue Spa has raised a total of $17,000 from private offerings of its common shares.

References to the discussion below to fiscal 2013 are to Blue Spa’s fiscal year ended on May 31, 2013. References to fiscal 2012 are to Blue Spa’s fiscal year ended May 31, 2012.

	For the Year Ended May 31, 2013 $	For the Year Ended May 31, 2012 $	Accumulated from September 9, 2009 (Date of Inception) to May 31, 2013 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Operating expenses

Administrative and other operating expenses	21,685	26,002	83,966
Formation cost	–	–	2,916
Interest expenses	(3,051)	(1,644)	(4,906)
Operating loss before income taxes	(24,736)	(27,646)	(91,788)

Income taxes	–	–	–

Net loss and comprehensive loss	(24,736)	(27,646)	(91,788)

Blue Spa Incorporated	Form 10-K - 2013	Page 8

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

Blue Spa had no contingencies or long-term commitments at May 31, 2013.

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

Blue Spa Incorporated	Form 10-K - 2013	Page 9

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

Blue Spa Incorporated	Form 10-K - 2013	Page 10

Item 8. Financial Statements and Supplementary Data.

BLUE SPA INCORPORATED

Financial Statements

For The Period September 4, 2009 (inception)

To The Year Ended May 31, 2013

(Stated in US Dollars)

Blue Spa Incorporated	Form 10-K - 2013	Page 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BLUE SPA INCORPORATED

We have audited the accompanying balance sheet of Blue SPA incorporated (the “Company”) a development stage company as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit and other comprehensive loss, and cash flows for the year then ended May 31, 2013, 2012 and for the period from September 4, 2009 (inception) through May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. And audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management. As well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, he financial position of the Company as of May 31, 2013 and 2012, and the results of its operations and its cash flows for the year then ended May 31, 2013 and 2012, and for the period from September 4, 2009(inception) through May 31, 2013, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company in in the development stage and has limited operations. Its ability to continue as a going concern is dependent upon its ability to obtain additional financing and/or achieve a sustainable profitable level of operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Dominic K.F. Chan & Co
Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong, July 29, 2013

Blue Spa Incorporated	Form 10-K - 2013	Page F-1

BLUE SPA INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	May 31, 2013	May 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$7,788	$2,285

TOTAL ASSETS	$7,788	$2,285

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities - Note 4	$18,670	$18,482
Notes Payable - Note 6	59,000	32,000
Interest Payable	4,906	1,855

TOTAL LIABILITIES	82,576	52,337

Going Concern - Note 3

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5
Par Value:$0.0001
Authorized 500,000,000 shares
Outstanding but not issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(91,788)	(67,052)

TOTAL STOCKHOLDERS’ DEFICIT	(74,788)	(50,052)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,788	$2,285

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2013	Page F-2

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
	For the	For the	September 4, 2009
	year ended	year ended	(inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

Administrative and other operating expenses	$21,685	$26,002	$83,966
Formation cost	-	-	2,916

Operating loss before interest expenses	(21,685)	(26,002)	(86,882)
Interest expenses	(3,051)	(1,644)	(4,906)

Operating loss before income taxes	(24,736)	(27,646)	(91,788)
Income Taxes	-	-	-

Net loss and comprehensive loss	$(24,736)	$(27,646)	$(91,788)

Loss per share of common stock - Basic and diluted	$(0.004)	$(0.004)

Weighted average shares of common stock - Basic and diluted	7,000,000	7,000,000

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2013	Page F-3

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common stock	7,000,000	700	16,300	-	$17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	700	16,300	(17,906)	(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	700	16,300	(39,406)	(22,406)

Net loss and comprehensive loss	-	-	-	(27,646)	(27,646)

Balance, May 31, 2012	7,000,000	700	$16,300	(67,052)	(50,052)

Net loss and comprehensive loss	-	-	-	(24,736)	(24,736)

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2013	Page F-4

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
	For the	For the	September 4, 2009
	year ended	year ended	(inception) to
	May 31, 2013	May 31, 2012	May 31, 2013

Cash Flows from operating activities:
Net loss	$(24,736)	$(27,646)	$(91,788)

Changes in current assets and liabilities
Accrued expenses	188	2,857	18,670
Interest payable	3,051	1,644	4,906

Net cash used in operating activities	(21,497)	(23,145)	(68,212)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Notes payable	27,000	20,000	59,000

Net Cash generated from financing activities	27,000	20,000	76,000

Net increase in cash and cash equivalents	5,503	(3,145)	7,788

Cash and cash equivalents at beginning of period	2,285	5,430	-

Cash and cash equivalents at end of period	$7,788	$2,285	$7,788

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2013	Page F-5

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

The Company has accumulated a deficit of $86,788 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Blue Spa Incorporated	Form 10-K - 2013	Page F-6

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

For the year ended May 31, 2013 there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

Blue Spa Incorporated	Form 10-K - 2013	Page F-7

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

Blue Spa Incorporated	Form 10-K - 2013	Page F-8

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

-	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of May 31, 2013, the Company did not have any level 1 inputs.

-	Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of May 31, 2013, the Company did not have any level 2 inputs.

-	Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of May 31, 2013, the company did not have any level 3 inputs.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Blue Spa Incorporated	Form 10-K - 2013	Page F-9

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

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

4.	Accrued expenses

Accrued expenses as of May 31, 2013 are summarized as follows:

	May 31, 2013	May 31, 2012

Accrued audit fee	$10,000	$10,000
Accrued accounting fee	3,575	1,575
Accrued legal fee	1,328	5,048
Accrued office expenses	3,767	1,859

Total	$18,670	$18,482

5.	Common stock

During the year ended May 31, 2013, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of May 31, 2013. There were no warrants or stock options outstanding as of May 31, 2013.

Blue Spa Incorporated	Form 10-K - 2013	Page F-10

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

6.	Notes payable

There are six unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total
October 6, 2010	$3,000	$637	$3,637
February 22, 2011	1,500	272	1,772
May 17, 2011	7,500	1,225	8,725
September 16, 2011	5,000	683	5,683
November 4, 2011	5,000	628	5,628
March 15, 2012	10,000	969	10,969
December 14, 2012	13,000	311	13,311

Total	$45,000	$4,725	$49,725

There is one unsecured promissory notes bearing interest at 8% per annum which is due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option.

Date	Principal	Interest	Total
April 2, 2013	$14,000	$181	$14,181

Total	$14,000	$181	$14,181

Blue Spa Incorporated	Form 10-K - 2013	Page F-11

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2013

7.	Income tax

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net loss as follows:

			Cumulative from
			Inception on
			September 4, 2009
	May 31, 2013	May 31, 2012	to May 31, 2013

Net income (loss) for the period	$(24,736)	$(27,646)	$(91,788)
Statutory and effective tax rates	34%	34%	34%

Income tax expense (recovery at the Effective rate)	$(8,410)	$(9,400)	$(31,208)
Tax losses carry forward	8,410	9,400	31,208
Corporate income tax expense (recovery) recognized in the accounts	$-	$-	$-

The Company has accumulated net operating losses totaling approximately $92,000 for income tax purposes which expire starting in 2029. The components of the net deferred tax asset at May 31, 2013 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2013	2012

Cumulative net loss for income tax purposes	$91,788	$67,052
Statutory and effective tax rate	34%	34%

Deferred tax asset	$31,208	$22,798
Valuation allowance	(31,208)	(22,798)

Net deferred tax asset	$-	$-

Blue Spa Incorporated	Form 10-K - 2013	Page F-12

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Blue Spa’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Blue Spa’s annual or interim financial statements will not be prevented or detected on a timely basis.

Blue Spa Incorporated	Form 10-K - 2013	Page 12

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Blue Spa’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Blue Spa’s Chief Financial Officer in connection with the audit of its financial statements as of May 31, 2013 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of May 31, 2013, Blue Spa’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Blue Spa’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2013, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting.

Blue Spa Incorporated	Form 10-K - 2013	Page 13

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

Law Yau Yau ● Mr. Yau Yau (30 years old) has acted as Blue Spa’s sole Director and Officer since its inception on September 4, 2009. Since January 2005 Mr. Yau Yau has also been a Quality Control Manager for Shenzhen Linfeng Electronics Co Ltd, in the Shenzhen, Province of China.

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

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Blue Spa has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

Blue Spa Incorporated	Form 10-K - 2013	Page 14

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Blue Spa to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Blue Spa. Based solely on Blue Spa’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2013 were met, with the exception that Law Yau Yau failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities..

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

Blue Spa Incorporated	Form 10-K - 2013	Page 15

As of May 31, 2013, Blue Spa did not have a written audit committee charter or similar document.

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

Blue Spa Incorporated	Form 10-K - 2013	Page 16

Item 11. Executive Compensation.

Blue Spa has paid no compensation to its named executive officers during its fiscal year ended May 31, 2013.

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All other compen- sation ($) (i)	Total ($) (j)
Law Yau Yau President CEO CFO Sep 2009 – present	2013 2012 2011	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Since Blue Spa’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or re-priced.

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

[2] Based on 7,000,000 common shares issued and outstanding as of July 31, 2013.

Blue Spa Incorporated	Form 10-K - 2013	Page 17

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common shares	Law Yau Yau 26/F Building A, Times Plaza 2 Zongfu Road Chengdu 610016 China	4,000,000	57.1%

[1] Based on 7,000,000 common shares issued and outstanding as of July 31, 2013.

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

Blue Spa Incorporated	Form 10-K - 2013	Page 18

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

2013 - $10,000 – Dominic K.F. Chan & Co – Chartered Accountants

2012 - $10,000 – Dominic K.F. Chan & Co – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Blue Spa’s financial statements and are not reported in the preceding paragraph:

2013 - $3000 – Dominic K.F. Chan & Co – Chartered Accountants

2012 - $3000– Dominic K.F. Chan & Co – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

2012 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

2012 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

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

3. Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Blue Spa’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302 and SEC File Number 333-169331.

Blue Spa Incorporated	Form 10-K - 2013	Page 19

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s 2010 registration statement on Form S-1 filed on September 13, 2009, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Blue Spa Incorporated for the fiscal year ended May 31, 2013, formatted in XBRL: (i) the Audited Balance Sheet, (ii) the Audited Statement of Operations; (iii) the Audited Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statement of Cash Flows

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

Blue Spa Incorporated	Form 10-K - 2013	Page 20

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

By:	/s/ Law Yau Yau
Name:	Law Yau Yau
Title:	Director and President
Dated:	August 2, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Blue Spa Incorporated and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Law Yau Yau

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

August 2, 2013
Law Yau Yau

Blue Spa Incorporated	Form 10-K - 2013	Page 21