Form 10-Q
period 2014-02-28
Blue Spa Inc
filed 2014-03-17
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended February 28, 2014

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March , 2014
common stock - $0.001 par value	7,000,000

Form 10-Q - Q3	Blue Spa Incorporated	Page 2

part I – financial information

Item 1. Financial Statements.

BLUE SPA INCORPORATED

Financial Statements

For The Period September 4, 2009 (inception)

To The Nine Months Ended February 28, 2014

(Stated in US Dollars)

Form 10-Q - Q3	Blue Spa Incorporated	Page 3

BLUE SPA INCORPORATED

unaudited Financial Statements

For the nine Months Ended February 28, 2014

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

	February 28, 2014	May 31, 2013
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$6,264	$7,788
Prepaid expenses	22,274	-

TOTAL ASSETS	$28,538	$7,788

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities - Note 4	$4,582	$18,670
Notes Payable - Note 6	114,000	59,000
Interest Payable	10,159	4,906

TOTAL LIABILITIES	128,741	82,576

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5 Par Value:$0.0001 Authorized 500,000,000 shares Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(117,203)	(91,788)

TOTAL STOCKHOLDERS’ DEFICIT	(100,203)	(74,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,538	$7,788

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

	For the three months ended February 28, 2014	For the three months ended February 28, 2013	For the nine months ended February 28, 2014	For the nine months ended February 28, 2013	For the Period September 4, 2009 (inception) to February 28, 2014

Administrative and other operating expenses	$4,738	$6,474	$20,162	$8,733	$104,128
Formation cost	-	-	-	-	2,916

Operating loss before interest expenses	(4,738)	(6,474)	(20,162)	(8,733)	(107,044)
Interest expenses	(2,163)	(679)	(5,253)	(1,963)	(10,159)

Operating loss before income taxes	(6,901)	(7,153)	(25,415)	(10,696)	(117,203)
Income Taxes	-	-	-	-	-

Net loss and comprehensive loss	$(6,901)	$(7,153)	$(25,415)	$(10,696)	$(117,203)

Loss per share of common stock -Basic and diluted	$(0.001)	$(0.001)	(0.003)	$(0.002)

Weighted average shares of common stock -Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-

Issuance of common stock	7,000,000	700	16,300	-	$17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(27,646)	(27,646)

Balance, May 31, 2012	7,000,000	$700	$16,300	$(67,052)	$(50,052)

Net loss and comprehensive loss	-	-	-	(24,736)	(24,736)

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)

Net loss and comprehensive loss	-	-	-	(25,415)	(25,415)

Balance, February 28, 2014	7,000,000	$700	$16,300	$(117,203)	$(100,203)

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

			For the period
	For the nine	For the nine	September 4, 2009
	months ended	months ended	(inception) to
	February 28, 2014	February 28, 2013	February 28, 2014

Cash Flows from operating activities:
Net loss	$(25,415)	$(10,696)	$(117,203)

Changes in current assets and liabilities
Prepaid Expenses	(22,274)	-	(22,274)
Accrued expenses	(14,088)	(6,552)	4,582
Interest payable	5,253	1,963	10,159

Net cash used in operating activities	$(56,524)	$(15,285)	$(124,736)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Notes payable	55,000	13,000	114,000

Net Cash generated from financing activities	$55,000	$13,000	$131,000

Net increase in cash and cash equivalents	(1,524)	(2,285)	6,264

Cash and cash equivalents at beginning of period	7,788	2,285	-

Cash and cash equivalents at end of period	$6,264	$-	$6,264

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

The Company has accumulated a deficit of $117,203 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

FEBRUARY 28, 2014

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

For the nine months ended February 28, 2014 there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

FEBRUARY 28, 2014

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of February 28, 2014, the Company did not have any level 1 inputs.

●	Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of February 28, 2014, the Company did not have any level 2 inputs.

●	Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of February 28, 2014, the company did not have any level 3 inputs.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

4.	Accrued expenses

Accrued expenses as of February 28, 2014 are summarized as follows:

	February 28, 2014	May 31, 2013
	(Unaudited)	(Audited)

Accrued audit fee	$2,000	$10,000
Accrued accounting fee	1,150	3,575

Accrued legal fee	-	1,328
Accrued office expenses	1,432	3,767

Total	$4,582	$18,670

5.	Common stock

During the nine months ended February 28, 2014, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of February 28, 2014. There were no warrants or stock options outstanding as of February 28, 2014.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

6.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total
			(Unaudited)
October 6, 2010	$3,000	$817	$3,817
February 22, 2011	1,500	362	1,862
May 17, 2011	7,500	1,673	9,173
September 16, 2011	5,000	982	5,982
November 4, 2011	5,000	928	5,928
March 15, 2012	10,000	1,567	11,567
December 14,2012	13,000	1,088	14,088

Total	$45,000	$7,417	$52,417

There are four (4) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option.

Date	Principal	Interest	Total
			(unaudited)
April 2, 2013	$14,000	$1,019	$15,019
September 4, 2013	30,000	1,164	31,164
October 15, 2013	15,000	447	15,447
January 8, 2014	10,000	112	10,112

Total	$69,000	$2,742	$71,742

7.	Subsequent Events

We have evaluated significant events and transactions that occurred from March 1, 2014 through the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our unaudited financial statements for the quarterly period ended February 28, 2014.

Form 10-Q - Q3	Blue Spa Incorporated	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the nine months ended February 28, 2014 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the nine months ended February 28, 2014.

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

Form 10-Q - Q3	Blue Spa Incorporated	Page 5

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

As at February 28, 2014, Blue Spa had cash of $6,264 and a working capital deficit of $100,203. Accordingly, Blue Spa will require additional financing in the amount of $121,939 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Form 10-Q - Q3	Blue Spa Incorporated	Page 6

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

Liquidity and Capital Resources

Nine Month and Six Month Period Ended February 28, 2014

At February 28, 2014, Blue Spa had a cash balance of $6,264 and a working capital deficiency of $100,203 for the nine month period ended February 28, 2014, compared to a cash balance of $7,788 and negative cash flows from operations of $74,778 for the fiscal period ended May 31, 2013.

The notes to Blue Spa’s unaudited interim financial statements as of February 28, 2014, disclose its uncertain ability to continue as a going concern. Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $117,203 since inception. As of February 28, 2014, Blue Spa had $128,741 in current liabilities compared to $82,576 for the time period ended May 31, 2013. When its current liabilities are offset against its current assets of $28,538 Blue Spa is left with a negative working capital of $100,203.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the nine month period ended February 28, 2014 was $56,524, which was primarily due to a net loss of $25,415, accrued expenses of $14,088 prepaid expenses of $22,274 and interest payable of $5,253, compared to a net loss of $15,285 for the same time period for the prior fiscal period, which was also primarily due to a net loss, accrued expenses and interest payable.

Net Cash Flows From Investing Activities. Blue Spa did not have any net cash flow from investing activities during the nine month period ended February 28, 2014 compared to nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. Blue Spa’s net cash flow from financing activities during the nine month period ended February 28, 2014 was $55,000 due to notes payable, compared to $13,000 for the same time period for the prior fiscal period.

Form 10-Q - Q3	Blue Spa Incorporated	Page 7

Results of Operations – Nine months ended February 28, 2014 and February 28, 2013

References to the discussion below to fiscal 2013 are to Blue Spa’s current fiscal year, which ended on May 31, 2013. References to fiscal 2012 are to Blue Spa’s fiscal year ended May 31, 2012.

	For the Three Months Ended February 28, 2014 $	For the Three Months Ended February 28, 2013 $	For the Nine Months Ended February 28, 2014 $	For the Nine Months Ended February 28, 2013 $	Accumulated from September 4, 2009 (inception) to February 28, 2014 $

Revenue	–	–	–	–	-

Operating expenses

Administrative and other operating expenses	(4,738)	(6,474)	(20,162)	(8,733)	(104,128)
Formation cost	-	-			(2,916)
Interest expenses	(2,163)	(679)	(5,253)	(1,963)	(10,159)
Operating loss before income taxes	(6,901)	(7,153)	(25,415)	(10,696)	(117,203)

Income taxes	-	-		-	-

Net loss and comprehensive loss	(6,901)	(7,153)	(25,415)	(10,696)	(117,203)

Nine Month Period Ended February 28, 2014

Net Loss. During the nine month period ended February 28, 2014, Blue Spa had a net loss of $25,415 or $(0.003) per share The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $10,696 or $(0.002) per share, which was primarily due to administrative and other operating expenses.

Revenue. Blue Spa had no operating revenues since its inception on September 4, 2009, through to February 28, 2014. Blue Spa’s activities have been financed from the proceeds of share subscriptions.

Operating Expenses. Blue Spa’s operating expenses since its inception on September 4, 2009, through to February 28, 2014 were $117,203. The operating expenses were primarily due to $104,128 in administrative and other operating expenses, $2,916 in formation costs, and $10,159 in interest expenses.

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

Inflation

Management does not believe that inflation will have a material impact on Blue Spa’s future operations.

Form 10-Q - Q3	Blue Spa Incorporated	Page 8

Off-balance Sheet Arrangements

Blue Spa has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at February 28, 2014.

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

Form 10-Q - Q3	Blue Spa Incorporated	Page 9

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 28, 2014.

Form 10-Q - Q3	Blue Spa Incorporated	Page 10

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended February 28, 2014. As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended February 28, 2014, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Form 10-Q - Q3	Blue Spa Incorporated	Page 11

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Blue Spa’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended February 28, 2014, formatted in XBRL: (i) the Unaudited Interim Balance Sheet, (ii) the Unaudited Interim Statement of Operations; (iii) the Unaudited Interim Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Unaudited Interim Statements of Cash Flows	Furnished

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

Form 10-Q - Q3	Blue Spa Incorporated	Page 12

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

Dated: March 17, 2014	By:	/s/ Law Yau Yau
	Name:	Law Yau Yau
	Title:	President and Chief Executive Officer
(Principal Executive Officer)