Form 10-K
period 2014-05-31
Blue Spa Inc
filed 2014-09-08
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended May 31, 2014

[ ]	transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).

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

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $270,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 3, 2014
common shares - $0.001 par value	7,000,000

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2014, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Blue Spa is developing a website at HTTP://WWW.BLUESPAHOLDINGS.COM. Blue Spa’s website and its linked contents are not part of this annual report.

Blue Spa has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Blue Spa’s business.

Blue Spa Incorporated	Form 10-K - 2014	Page 2

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

Blue Spa Incorporated	Form 10-K - 2014	Page 3

Dependence on Major Customers

Blue Spa has no customers.

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

Item 4. Mine Safety Disclosure.

Not applicable.

Blue Spa Incorporated	Form 10-K - 2014	Page 4

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Blue Spa’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “BUES” since October 28, 2013. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended August 29, 2014. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
29 August 2014	$1	$0.09	Pink OTC Markets Inc.
31 May 2014	$1	$0.09	Pink OTC Markets Inc.
28 February 2014	$1	$0.09	Pink OTC Markets Inc.
30 November 2013	$1	$0.09	Pink OTC Markets Inc.
31 August 2013	$1	$0.09	Pink OTC Markets Inc.

(b) Holders of Record

Blue Spa had 31 holders of record of Blue Spa’s common shares as of July 31, 2014.

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

Blue Spa Incorporated	Form 10-K - 2014	Page 5

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

Blue Spa’s plan of operations is to distribute and sell quality natural skin and body care products, fitness apparel, and related accessories for women. Blue Spa intends to (1) identify and brand quality natural skin and body care products for wholesale distribution and retail sales and (2) develop a Blue Spa line of yoga and fitness apparel, as a natural extension of the skin and body care brand. Blue Spa will begin as a wholesale company with a retail component and, over the course of 10 years, evolve into a retail company with a wholesale component. Blue Spa will also combine e-commerce and a consumer catalogue into its operations.

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

The Website will be simple and direct with minimal cost and will initially be used to sell products online and generate revenue for Blue Spa’s further business operations. Following that, Blue Spa will develop its Internet capabilities as a combination business-to-business tool and e-catalogue. The e-commerce platform will provide Blue Spa with a valuable wholesale tool as it will provide distributors with an access code that will allow them to place orders and utilize Blue Spa’s product knowledge database as a training tool for their employees.

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

Blue Spa Incorporated	Form 10-K - 2014	Page 6

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

Accounting and Audit Plan

Blue Spa has retained a bookkeeper to assist in the keeping and organization of Blue Spa’s financial records. Blue Spa’s bookkeeper is expected to charge Blue Spa approximately $2,300 to maintain Blue Spa’s financial records for the next 12 months. Blue Spa’s independent auditor is expected to charge approximately $1,000 to review each of Blue Spa’s quarterly financial statements and approximately $10,000 to audit Blue Spa’s annual financial statements. In the next 12 months, Blue Spa anticipates spending approximately $16,000 to pay for its accounting and audit requirements.

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

As at May 31, 2014, Blue Spa had cash of $4,086 and a working capital deficit of $136,479. Accordingly, Blue Spa will require additional financing in the amount of $168,393 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Financial Condition

As at May 31, 2014, Blue Spa had a cash balance of $4,086. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Blue Spa’s common shares. If Blue Spa is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Blue Spa. Blue Spa does not have any financing arranged and Blue Spa cannot provide investors with any assurance that Blue Spa will be able to raise sufficient funding from the sale of its common shares. In the absence of such financing, Blue Spa’s business will fail.

Blue Spa Incorporated	Form 10-K - 2014	Page 7

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

Liquidity and Capital Resources

As of May 31, 2014, Blue Spa had total assets of $4,360, and a working capital deficit of $136,479, compared with a working capital deficit of $74,788 as of May 31, 2013. The increase in the working capital deficit was primarily due to an increase in notes payable and interest payable. The assets consisted of $4,086 in cash and $274 in prepaid expenses, and the liabilities consisted of $114,000 in notes payable ($59,000 in 2013), $14,381 in accrued liabilities ($18,670 in 2013), and $12,458 in interest payable ($4,906 in 2013).

There are no assurances that Blue Spa will be able to achieve further sales of its common shares or any other form of additional financing. If Blue Spa is unable to achieve the financing necessary to continue its plan of operations, then Blue Spa will not be able to continue its business and plan of operation and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended May 31, 2014, net cash used in operating activities decreased to $58,702 compared with $21,497 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $61,691, less interest payable of $7,552, and a decrease of $4,289 in accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended May 31, 2014 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $55,000 for the fiscal year ended May 31, 2014 as compared with financing activities of $27,000 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended May 31, 2014

Blue Spa has had no operating revenues since its inception on September 4, 2009, through to May 31, 2014. Blue Spa’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable. From its inception, on September 4, 2009, to May 31, 2014 Blue Spa has raised a total of $17,000 from private offerings of its common shares.

Blue Spa Incorporated	Form 10-K - 2014	Page 8

References to the discussion below to fiscal 2014 are to Blue Spa’s fiscal year ended on May 31, 2014. References to fiscal 2013 are to Blue Spa’s fiscal year ended May 31, 2013.

	For the Year Ended May 31, 2014 $	For the Year Ended May 31, 2013 $	Accumulated from September 9, 2009 (Date of Inception) to May 31, 2014 $
	(Audited)	(Audited)	(Audited)
Revenue	–	–	–

Operating expenses

Administrative and other operating expenses	(54,139)	(21,685)	(138,105)
Formation cost	–	–	(2,916)
Interest expenses	(7,552)	(3,051)	(12,458)
Operating loss before income taxes	(61,691)	(24,736)	(153,479)

Income taxes		–

Net loss and comprehensive loss	(61,691)	(24,736)	(153,479)

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

Blue Spa had no contingencies or long-term commitments at May 31, 2014.

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

Blue Spa Incorporated	Form 10-K - 2014	Page 9

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

Blue Spa Incorporated	Form 10-K - 2014	Page 10

Item 8. Financial Statements and Supplementary Data.

BLUE SPA INCORPORATED

(A Development Stage Company)

Financial Statements

May 31, 2014

(Audited)

Blue Spa Incorporated	Form 10-K - 2014	Page 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Blue Spa Incorporated	Form 10-K - 2014	F-1

BLUE SPA INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	May 31, 2014	May 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$4,086	$7,788
Prepaid expenses	274	-

TOTAL ASSETS	$4,360	$7,788

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities - Note 4	$14,381	$18,670
Notes Payable - Note 6	114,000	59,000
Interest Payable	12,458	4,906

TOTAL LIABILITIES	140,839	82,576

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5
Par Value:$0.0001
Authorized 500,000,000 shares
Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(153,479)	(91,788)

TOTAL STOCKHOLDERS’ DEFICIT	(136,479)	(74,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,360	$7,788

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2014	F-2

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
	For the	For the	September 4, 2009
	year ended	year ended	(inception) to
	May 31, 2014	May 31, 2013	May 31, 2014

Administrative and other operating expenses	$(54,139)	$(21,685)	$(138,105)
Formation cost	-	-	(2,916)

Operating loss before interest expenses	(54,139)	(21,685)	(141,021)
Interest expenses	(7,552)	(3,051)	(12,458)

Operating loss before income taxes	(61,691)	(24,736)	(153,479)
Income Taxes	-	-	-

Net loss and comprehensive loss	$(61,691)	$(24,736)	$(153,479)

Loss per share of common stock -Basic and diluted	$(0.008)	$(0.004)

Weighted average shares of common stock -Basic and diluted	7,000,000	7,000,000

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2014	F-3

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-

Issuance of common stock	7,000,000	700	16,300	-	$17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(27,646)	(27,646)

Balance, May 31, 2012	7,000,000	$700	$16,300	$(67,052)	$(50,052)

Net loss and comprehensive loss	-	-	-	(24,736)	(24,736)

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)

Net loss and comprehensive loss	-	-	-	(61,691)	(61,691)

Balance, May 31, 2014	7,000,000	$700	$16,300	$(153,479)	$(136,479)

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2014	F-4

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
	For the	For the	September 4, 2009
	year ended	year ended	(inception) to
	May 31, 2014	May 31, 2013	May 31, 2014

Cash Flows from operating activities:
Net loss	$(61,691)	$(24,736)	$(153,479)

Changes in current assets and liabilities
Prepaid Expenses	(274)	-	(274)
Accrued expenses	(4,289)	188	14,381
Interest payable	7,552	3,051	12,458

Net cash used in operating activities	$(58,702)	$(21,497)	$(126,914)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Notes payable	55,000	27,000	114,000

Net Cash generated from financing activities	$55,000	$27,000	$131,000

Cash Flows from investing activities:	-	-	-

Net increase in cash and cash equivalents	(3,702)	5,503	4,086

Cash and cash equivalents at beginning of period	7,788	2,285	-

Cash and cash equivalents at end of period	$4,086	$7,788	$4,086

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2014	F-5

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2014

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

The Company has accumulated a deficit of $153,479 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Blue Spa Incorporated	Form 10-K - 2014	F-6

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2014

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

For the year ended May 31, 2014 there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

Blue Spa Incorporated	Form 10-K - 2014	F-7

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2014

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

Blue Spa Incorporated	Form 10-K - 2014	F-8

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2014

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of May 31, 2014, the Company did not have any level 1 inputs.

●	Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of May 31, 2014, the Company did not have any level 2 inputs.

●	Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of May 31, 2014, the company did not have any level 3 inputs.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Blue Spa Incorporated	Form 10-K - 2014	F-9

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2014

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

4.	Accrued expenses

Accrued expenses as of May 31, 2014 and 2013 are summarized as follows:

	May 31, 2014	May 31, 2013

Accrued audit fee	$10,000	$10,000
Accrued accounting fee	1,575	3,575
Accrued legal fee	-	1,328
Accrued office expenses	2,806	3,767

Total	$14,381	$18,670

5.	Common stock

During the year ended May 31, 2014, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of May 31, 2014. There were no warrants or stock options outstanding as of May 31, 2014.

Blue Spa Incorporated	Form 10-K - 2014	F-10

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2014

6.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$877	$3,877
February 22, 2011	1,500	393	1,893
May 17, 2011	7,500	1,825	9,325
September 16, 2011	5,000	1,083	6,083
November 4, 2011	5,000	1,028	6,028
March 15, 2012	10,000	1,769	11,769
December 14,2012	13,000	1,350	14,350

Total	$45,000	$8,325	$53,325

There are four (4) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$1,301	$15,301
September 4, 2013	30,000	1,769	31,769
October 15, 2013	15,000	750	15,750
January 8, 2014	10,000	313	10,313

Total	$69,000	$4,133	$73,133

Blue Spa Incorporated	Form 10-K - 2014	F-11

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2014

7.	Income tax

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net loss as follows:

			Cumulative from
			Inception on
			September 4, 2009
	May 31, 2014	May 31, 2013	to May 31, 2014

Net income (loss) for the period	$(61,691)	$(24,736)	$(153,497)
Statutory and effective tax rates	34%	34%	34%

Income tax expense (recovery at the Effective rate)	$(20,975)	$(8,410)	$(52,189)
Tax losses carry forward	20,975	8,410	52,189
Corporate income tax expense (recovery) recognized in the accounts	$-	$-	$-

The Company has accumulated net operating losses totaling approximately $153,497 for income tax purposes which expire starting in 2030. The components of the net deferred tax asset at May 31, 2014 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2014	2013

Cumulative net loss for income tax purposes	$153,497	$91,788
Statutory and effective tax rate	34%	34%

Deferred tax asset	$51,289	$31,208
Valuation allowance	(52,189)	(31.208)

Net deferred tax asset	$-	$-

8.	Subsequent Events

We have evaluated significant events and transactions that occurred during the period to the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the year ended May 31, 2014.

Blue Spa Incorporated	Form 10-K - 2014	F-12

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Blue Spa’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Blue Spa’s annual or interim financial statements will not be prevented or detected on a timely basis.

Blue Spa Incorporated	Form 10-K - 2014	Page 12

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Blue Spa’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Blue Spa’s Chief Financial Officer in connection with the audit of its financial statements as of May 31, 2014 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of May 31, 2014, Blue Spa’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Blue Spa’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2014, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting.

Item 9B. Other Information

None

Blue Spa Incorporated	Form 10-K - 2014	Page 13

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

Law Yau Yau ● Mr. Yau Yau (31 years old) has acted as Blue Spa’s sole Director and Officer since its inception on September 4, 2009. Since January 2005 Mr. Yau Yau has also been a Quality Control Manager for Shenzhen Linfeng Electronics Co Ltd, in the Shenzhen, Province of China.

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

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Blue Spa has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

Blue Spa Incorporated	Form 10-K - 2014	Page 14

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Blue Spa to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Blue Spa. Based solely on Blue Spa’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2014 were met, with the exception that Law Yau Yau failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities..

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

As of May 31, 2014, Blue Spa did not have a written audit committee charter or similar document.

Blue Spa Incorporated	Form 10-K - 2014	Page 15

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

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)

Law Yau Yau President CEO CFO Sep 2009 – present	2014 2013 2012	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

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

[2] Based on 7,000,000 common shares issued and outstanding as of September 3, 2014.

Blue Spa Incorporated	Form 10-K - 2014	Page 16

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]

common shares	Law Yau Yau 26/F Building A, Times Plaza 2 Zongfu Road Chengdu 610016 China	4,000,000	57.1%

[1] Based on 7,000,000 common shares issued and outstanding as of September 3 , 2014.

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

Blue Spa Incorporated	Form 10-K - 2014	Page 17

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

2014 - $10,000 – Dominic K.F. Chan & Co – Chartered Accountants

2013 - $10,000 – Dominic K.F. Chan & Co – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Blue Spa’s financial statements and are not reported in the preceding paragraph:

2014 - $3,000 – Dominic K.F. Chan & Co – Chartered Accountants

2013 - $3,000 – Dominic K.F. Chan & Co – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

2013 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

2013 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

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

Blue Spa Incorporated	Form 10-K - 2014	Page 18

3.	Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to Blue Spa’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-51302 and SEC File Number 333-169331.

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s 2010 registration statement on Form S-1 filed on September 13, 2009, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Blue Spa Incorporated for the fiscal year ended May 31, 2014, formatted in XBRL: (i) the Audited Balance Sheet, (ii) the Audited Statement of Operations; (iii) the Audited Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statement of Cash Flows.

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

Blue Spa Incorporated	Form 10-K - 2014	Page 19

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

By:	/s/ Law Yau Yau
Name:	Law Yau Yau
Title:	Director and President

Dated:	September 8, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Blue Spa Incorporated and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Law Yau Yau

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

September 8, 2014
Law Yau Yau

Blue Spa Incorporated	Form 10-K - 2014	Page 20