Form 10-K/A
period 2014-05-31
Blue Spa Inc
filed 2014-09-12
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

1st Amendment

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

[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Blue Spa Incorporated

Form 10-K/A

1st Amendment

EXPLANATORY NOTE

This Form 10-K/A – 1st Amendment for the fiscal year ended May 31, 2014, which was originally filed on September 8, 2014 (the “Report”), is being filed (1) to revise Part II to include a signed report from Blue Spa’s independent registered accounting firm in Item 8 - Financial Statements and Supplementary Data, and (2) to include updated certifications in Exhibit 31 and Exhibit 32.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report. Blue Spa has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Form 10-K/A should be read in conjunction with Blue Spa’s filings made with the SEC subsequent to the filing of the original Form 10-K on September 8, 2014 (SEC Accession No. 0001493152-14-002883).

Blue Spa Incorporated	Form 10-K - 2014/A	Page 2

BLUE SPA INCORPORATED

Financial Statements

For The Period September 4, 2009 (inception)

To The Year Ended May 31, 2014

(Stated in US Dollars)

Blue Spa Incorporated	Form 10-K - 2014/A	Page 3

PART II

Item 8. Financial Statements and Supplementary Data.

BLUE SPA INCORPORATED

(A Development Stage Company)

Financial Statements

May 31, 2014

(Audited)

Blue Spa Incorporated	Form 10-K - 2014/A	Page 4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BLUE SPA INCORPORATED

We have audited the accompanying balance sheet of Blue SPA incorporated (the “Company”) a development stage company as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and other comprehensive loss, and cash flows for the years then ended , and for the period from September 4, 2009 (inception) through May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, he financial position of the Company as of May 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, and for the period from September 4, 2009(inception) through May 31, 2013, in conformity with United States generally accepted accounting principles.

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

Dominic K.F. Chan & Co

Certified Public Accountants

Hong Kong, September 3, 2014

Blue Spa Incorporated	Form 10-K - 2014/A	Page 5

BLUE SPA INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

	May 31, 2014	May 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$4,086	$7,788
Prepaid expenses	274	-

TOTAL ASSETS	$4,360	$7,788

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities - Note 4	$14,381	$18,670
Notes Payable - Note 6	114,000	59,000
Interest Payable	12,458	4,906

TOTAL LIABILITIES	140,839	82,576

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5
Par Value: $0.0001
Authorized 500,000,000 shares
Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(153,479)	(91,788)

TOTAL STOCKHOLDERS’ DEFICIT	(136,479)	(74,788)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,360	$7,788

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2014/A	F-1

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
	For the	For the	September 4, 2009
	year ended	year ended	(inception) to
	May 31, 2014	May 31, 2013	May 31, 2014

Administrative and other operating expenses	$(54,139)	$(21,685)	$(138,105)
Formation cost	-	-	(2,916)

Operating loss before interest expenses	(54,139)	(21,685)	(141,021)
Interest expenses	(7,552)	(3,051)	(12,458)

Operating loss before income taxes	(61,691)	(24,736)	(153,479)
Income Taxes	-	-	-

Net loss and comprehensive loss	$(61,691)	$(24,736)	$(153,479)

Loss per share of common stock
-Basic and diluted	$(0.008)	$(0.004)

Weighted average shares of common stock
-Basic and diluted	7,000,000	7,000,000

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2014/A	F-2

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-

Issuance of common stock	7,000,000	700	16,300	-	$17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(27,646)	(27,646)

Balance, May 31, 2012	7,000,000	$700	$16,300	$(67,052)	$(50,052)

Net loss and comprehensive loss	-	-	-	(24,736)	(24,736)

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)

Net loss and comprehensive loss	-	-	-	(61,691)	(61,691)

Balance, May 31, 2014	7,000,000	$700	$16,300	$(153,479)	$(136,479)

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2014/A	F-3

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
	For the	For the	September 4, 2009
	year ended	year ended	(inception) to
	May 31, 2014	May 31, 2013	May 31, 2014

Cash Flows from operating activities:
Net loss	$(61,691)	$(24,736)	$(153,479)

Changes in current assets and liabilities
Prepaid Expenses	(274)	-	(274)
Accrued expenses	(4,289)	188	14,381
Interest payable	7,552	3,051	12,458

Net cash used in operating activities	$(58,702)	$(21,497)	$(126,914)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Notes payable	55,000	27,000	114,000

Net Cash generated from financing activities	$55,000	$27,000	$131,000

Cash Flows from investing activities:	-	-	-

Net increase in cash and cash equivalents	(3,702)	5,503	4,086

Cash and cash equivalents at beginning of period	7,788	2,285	-

Cash and cash equivalents at end of period	$4,086	$7,788	$4,086

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2014/A	F-4

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Blue Spa Incorporated	Form 10-K - 2014/A	F-5

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

Blue Spa Incorporated	Form 10-K - 2014/A	F-6

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

Blue Spa Incorporated	Form 10-K - 2014/A	F-7

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

●	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of May 3 1, 2014, the Company did not have any level 1 inputs.

●	Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of May 31, 2014, the Company did not have any level 2 inputs.

●	Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of May 31, 2014, the company did not have any level 3 inputs.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Blue Spa Incorporated	Form 10-K - 2014/A	F-8

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

Blue Spa Incorporated	Form 10-K - 2014/A	F-9

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2014

6.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$877	$3,877
February 22, 2011	1,500	393	1,893
May 17, 2011	7,500	1,825	9,325
September 16, 2011	5,000	1,083	6,083
November 4, 2011	5,000	1,028	6,028
March 15, 2012	10,000	1,769	11,769
December 14, 2012	13,000	1,350	14,350

Total	$45,000	$8,325	$53,325

There are four (4) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$1,301	$15,301
September 4, 2013	30,000	1,769	31,769
October 15, 2013	15,000	750	15,750
January 8, 2014	10,000	313	10,313

Total	$69,000	$4,133	$73,133

Blue Spa Incorporated	Form 10-K - 2014/A	F-10

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

Blue Spa Incorporated	Form 10-K - 2014/A	F-11

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

By:	/s/ Law Yau Yau
Name:	Law Yau Yau
Title:	Director and President
Dated:	September 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Blue Spa Incorporated and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Law Yau Yau

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

September 12, 2014
Law Yau Yau

Blue Spa Incorporated	Form 10-K - 2014/A	Page 6