Form 10-Q
period 2014-08-31
Blue Spa Inc
filed 2014-10-15
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended August 31, 2014

[ ]	transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ______________________ to_______________________

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

[X] Yes  [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 14, 2014
common stock - $0.0001 par value	7,000,000

Form 10-Q-Q1	Blue Spa Incorporated	Page 2

part I – financial information

Item 1. Financial Statements.

BLUE SPA INCORPORATED

Financial Statements

For The Period September 4, 2009 (inception)

To The Three Months Ended August 31, 2014

(Stated in US Dollars)

Form 10-Q-Q1	Blue Spa Incorporated	Page 3

BLUE SPA INCORPORATED

interim Financial Statements

For the three Months Ended August 31, 2014

BLUE SPA INCORPORATED

(A Development Stage Company)

BALANCE SHEETS

Unaudited

	August 31, 2014	May 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$3,399	$4,086
Prepaid expenses	274	274

TOTAL ASSETS	$3,673	$4,360

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities - Note 4	$16,010	$14,381
Notes Payable - Note 6	114,000	114,000
Interest Payable	14,756	12,458

TOTAL LIABILITIES	144,766	140,839

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(158,093)	(153,479)

TOTAL STOCKHOLDERS’ DEFICIT	(141,093)	(136,479)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,673	$4,360

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the Period
	For the three	For the three	September 4, 2009
	months ended	months ended	(inception) to
	August 31, 2014	August 31, 2013	August 31, 2014

Administrative and other operating expenses	$(2,316)	$(6,468)	$(140,421)
Formation cost	-	-	(2,916)

Operating loss before interest expenses	(2,316)	(6,468)	(143,337)
Interest expenses	(2,298)	(1,190)	(14,756)

Operating loss before income taxes	(4,614)	(7,658)	(158,093)
Income Taxes	-	-	-

Net loss and comprehensive loss	$(4,614)	$(7,658)	$(158,093)

Loss per share of common stock -Basic and diluted	$(0.001)	$(0.001)

Weighted average shares of common stock -Basic and diluted	7,000,000	7,000,000

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-

Issuance of common stock	7,000,000	700	16,300	-	$17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(27,646)	(27,646)

Balance, May 31, 2012	7,000,000	$700	$16,300	$(67,052)	$(50,052)

Net loss and comprehensive loss	-	-	-	(24,736)	(24,736)

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)

Net loss and comprehensive loss	-	-	-	(61,691)	(61,691)

Balance, May 31, 2014	7,000,000	$700	$16,300	$(153,479)	$(136,479)

Net loss and comprehensive loss	-	-	-	(4,614)	(4,614)

Balance, August 31, 2014	7,000,000	$700	$16,300	$(158,093)	$(141,093)

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
	For the three	For the three	September 4, 2009
	months ended	months ended	(inception) to
	August 31, 2014	August 31, 2013	August 31, 2014

Cash Flows from operating activities:
Net loss	$(4,614)	$(7,658)	$(158,093)

Changes in current assets and liabilities
Prepaid Expenses	-	-	(274)
Accrued expenses	1,629	(585)	16,010
Interest payable	2,298	1,190	14,756

Net cash used in operating activities	$(687)	$(7,053)	$(127,601)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Notes payable	-	-	114,000

Net Cash generated from financing activities	$-	$-	$131,000

Cash Flows from investing activities:	-	-	-

Net increase in cash and cash equivalents	(687)	(7,053)	3,399

Cash and cash equivalents at beginning of period	4,086	7,788	-

Cash and cash equivalents at end of period	$3,399	$735	$3,399

See accompanying notes to financial statements

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2014

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

These interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $158,093 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

AUGUST 31, 2014

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

For the three months ended August 31, 2014 there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2014

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

AUGUST 31, 2014

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

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

-	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. As of August 31, 2014, the Company did not have any level 1 inputs.

-	Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 instruments consists options issued for services. As of August 31, 2014, the Company did not have any level 2 inputs.

-	Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. As of August 31, 2014, the company did not have any level 3 inputs.

The carrying values of cash, accounts payable and loan payable approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2014

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

4.	Accrued expenses

Accrued expenses as of August 31, 2014 are summarized as follows:

	August 31, 2014	May 31, 2014

Accrued audit fee	$10,000	$10,000
Accrued accounting fee	3,075	1,575
Accrued office expenses	2,935	2,806

Total	$16,010	$14,381

5.	Common stock

During the three months ended August 31, 2014, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of August 31, 2014. There were no warrants or stock options outstanding as of August 31, 2014.

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2014

6.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$938	$3,938
February 22, 2011	1,500	422	1,922
May 17, 2011	7,500	1,976	9,476
September 16, 2011	5,000	1,184	6,184
November 4, 2011	5,000	1,129	6,129
March 15, 2012	10,000	1,970	11,970
December 14, 2012	13,000	1,613	14,613

Total	$45,000	$9,232	$54,232

There are four (4) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$1,583	$15,583
September 4, 2013	30,000	2,374	32,374
October 15, 2013	15,000	1,052	16,052
January 8, 2014	10,000	515	10,515

Total	$69,000	$5,524	$74,524

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2014

7.	Subsequent Events

We have evaluated significant events and transactions that occurred during the period to the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements.

Form 10-Q-Q1	Blue Spa Incorporated	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the three months ended August 31, 2014 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the three months ended August 31, 2014.

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

Form 10-Q-Q1	Blue Spa Incorporated	Page 5

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

As at August 31, 2014, Blue Spa had cash of $3,399 and total liabilities of $144,766. Accordingly, Blue Spa will require additional financing in the amount of $169,367 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Form 10-Q-Q1	Blue Spa Incorporated	Page 6

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

Liquidity and Capital Resources

Three Month Period Ended August 31, 2014

At August 31, 2014, Blue Spa had a cash balance of $3,399 and a working capital deficiency of $141,093 for the three month period ended August 31, 2014, compared to a cash balance of $4,086 and negative cash flows from operating activities of $136,479 for the fiscal period ended May 31, 2014.

The notes to Blue Spa’s unaudited interim financial statements as of August 31, 2014, disclose its uncertain ability to continue as a going concern. Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $158,093 since inception. As of August 31, 2014, Blue Spa had $144,766 in current liabilities compared to $140,839 for the time period ended May 31, 2014. When its current liabilities are offset against its current assets of $3,673 Blue Spa is left with a negative working capital of $141,093.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the three month period ended August 31, 2014 was a net loss of $687, which was primarily due to accrued expenses of $1,629 and interest payable of $2,298, compared to a net loss of $7,053 for the same time period for the prior fiscal period, which was primarily due to administrative and operating expenses of $6,468.

Net Cash Flows From Investing Activities. Blue Spa did not have any net cash flow from investing activities during the three month period ended August 31, 2014 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. Blue Spa had $nil in net cash flow from financing activities during the three month period ended August 31, 2014, compared to $nil for the same time period for the prior fiscal period.

Form 10-Q-Q1	Blue Spa Incorporated	Page 7

Results of Operations – Three months ended August 31, 2014 and August 31, 2013

References to the discussion below to fiscal 2014 are to Blue Spa’s current fiscal year, which ended on May 31, 2014. References to fiscal 2013 are to Blue Spa’s fiscal year ended May 31, 2013.

	For the Three Months Ended August 31, 2014 $	For the Three Months Ended August 31, 2013 $	Accumulated from September 4, 2009 (inception) to August 31, 2014 $

Revenue	-	-	-

Operating expenses

Administrative and other operating expenses	(2,316)	(6,468)	(140,421)
Formation cost	-	-	(2,916)
Interest expenses	(2,298)	(1,190)	(14,756)
Operating loss before income taxes	(4,614)	(7,658)	(158,093)

Income taxes	-	-	-

Net loss and comprehensive loss	(4,614)	(7,658)	(158,093)

Three Month Period Ended August 31, 2014

Net Loss. During the three month period ended August 31, 2014, Blue Spa had a net loss of $4,614 or $(0.001) per share. The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $7,658 or $ (0.001) per share, which was primarily due to administrative and other operating expenses.

Revenue. Blue Spa had no operating revenues since its inception on September 4, 2009, through to August 31, 2014. Blue Spa’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. Blue Spa’s operating expenses since its inception on September 4, 2009, through to August 31, 2014 were $158,093. The operating expenses were primarily due to $140,421 in administrative and other operating expenses, $2,916 in formation costs, and $14,756 in interest expenses.

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

Inflation

Management does not believe that inflation will have a material impact on Blue Spa’s future operations.

Form 10-Q-Q1	Blue Spa Incorporated	Page 8

Off-balance Sheet Arrangements

Blue Spa has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at August 31, 2014.

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

Form 10-Q-Q1	Blue Spa Incorporated	Page 9

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2014.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended August 31, 2014. As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Form 10-Q-Q1	Blue Spa Incorporated	Page 10

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended August 31, 2014, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

Form 10-Q-Q1	Blue Spa Incorporated	Page 11

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Blue Spa’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-169331.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Blue Spa’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended August 31, 2014, formatted in XBRL: (i) the Unaudited Interim Balance Sheet, (ii) the Unaudited Interim Statement of Operations; (iii) the Unaudited Interim Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Unaudited Interim Statements of Cash Flows	Furnished

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

Form 10-Q-Q1	Blue Spa Incorporated	Page 12

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

Dated: October 15, 2014	By:	/s/ Law Yau Yau
	Name:	Law Yau Yau
	Title:	President and Chief Executive Officer
(Principal Executive Officer)