Form 10-Q
period 2014-11-30
Blue Spa Inc
filed 2015-01-14
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended November 30, 2014

[ ]	transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ______________ to ______________

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

[  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting” company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 14, 2015
common stock - $0.0001 par value	7,000,000

Form 10-Q - Q2	Blue Spa Incorporated	Page 2

part I – financial information

Item 1. Financial Statements.

BLUE SPA INCORPORATED

Financial Statements

For The Period September 4, 2009 (inception)

To The Six Months Ended November 30, 2014

(Stated in US Dollars)

Form 10-Q - Q2	Blue Spa Incorporated	Page 3

BLUE SPA INCORPORATED

interim Financial Statements

For the SIX Months Ended November 30, 2014

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED BALANCE SHEETS

	November 30, 2014	May 31, 2014
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,399	$4,086
Prepaid expenses	274	274

TOTAL ASSETS	$3,673	$4,360

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accrued Liabilities - Note 4	$23,407	$14,381
Notes Payable - Note 6	114,000	114,000
Interest Payable	17,030	12,458

TOTAL LIABILITIES	154,437	140,839

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(167,764)	(153,479)

TOTAL STOCKHOLDERS’ DEFICIT	(150,764)	(136,479)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,673	$4,360

See accompanying notes to financial statements

F-1

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED STATEMENTS OF OPERATIONS

					For the Period
	For the three	For the three	For the six	For the six	Sept 4, 2009
	months ended	months ended	months ended	months ended	(inception) to
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013	November 30, 2014

Administrative and other operating expenses	$7,397	$8,956	$9,713	$15,424	$147,818
Formation cost	-	-	-	-	2,916

Operating loss before interest expenses	(7,397)	(8,956)	(9,713)	(15,424)	(150,734)
Interest expenses	(2,274)	(1,900)	(4,572)	(3,090)	(17,030)

Operating loss before income taxes	(9,671)	(10,856)	(14,285)	(18,514)	(167,764)
Income Taxes	-	-	-	-	-

Net loss and comprehensive loss	$(9,671)	$(10,856)	$(14,285)	$(18,514)	$(167,764)

Loss per share of common stock - Basic and diluted	$(0.001)	$(0.001)	(0.002)	$(0.002)

Weighted average shares of common stock -Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to financial statements

F-2

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, September 4, 2009 (Inception)	-	-	-	-	-

Issuance of common stock	7,000,000	700	16,300	-	$17,000

Net loss and comprehensive loss	-	-	-	(17,906)	(17,906)

Balance, May 31, 2010	7,000,000	$700	$16,300	$(17,906)	$(906)

Net loss and comprehensive loss	-	-	-	(21,500)	(21,500)

Balance, May 31, 2011	7,000,000	$700	$16,300	$(39,406)	$(22,406)

Net loss and comprehensive loss	-	-	-	(27,646)	(27,646)

Balance, May 31, 2012	7,000,000	$700	$16,300	$(67,052)	$(50,052)

Net loss and comprehensive loss	-	-	-	(24,736)	(24,736)

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)

Net loss and comprehensive loss	-	-	-	(61,691)	(61,691)

Balance, May 31, 2014	7,000,000	$700	$16,300	$(153,479)	$(136,479)

Net loss and comprehensive loss	-	-	-	(14,285)	(14,285)

Balance, November 30, 2014	7,000,000	$700	$16,300	$(167,764)	$(150,764)

See accompanying notes to financial statements

F-3

BLUE SPA INCORPORATED

(A Development Stage Company)

UNAUDITED STATEMENTS OF CASH FLOWS

			For the period
	For the six	For the six	September 4, 2009
	months ended	months ended	(inception) to
	November 30, 2014	November 30, 2013	November 30, 2014

Cash Flows from operating activities:
Net loss	$(14,285)	$(18,514)	$(167,764)

Changes in current assets and liabilities
Prepaid Expenses	-	(10,274)	(274)
Accrued expenses	9,026	(15,187)	23,407
Interest payable	4,572	3,090	17,030

Net cash used in operating activities	$(687)	$(40,885)	$(127,601)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-	17,000
Notes payable	-	45,000	114,000

Net Cash generated from financing activities	$-	$45,000	$131,000

Net increase in cash and cash equivalents	(687)	4,115	3,399

Cash and cash equivalents at beginning of period	4,086	7,788	-

Cash and cash equivalents at end of period	$3,399	$11,903	$3,399

See accompanying notes to financial statements

F-4

BLUE SPA INCORPORATED

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2014

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

The Company has accumulated a deficit of $167,764 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s May 31, 2014 annual financial statements. Operating results for the six month period ended November 30, 2014 are not necessarily indicative of the results that can be expected for the year ended May 31, 2015.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2014.

4.	Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

F-5

5.	Accrued expenses

Accrued expenses as of November 30, 2014 are summarized as follows:

	November 30, 2014	May 31, 2014

Accrued audit fee	$14,000	$10,000
Accrued accounting fee	1,150	1,575
Accrued office expenses	8,257	2,806

Total	$23,407	$14,381

6.	Common stock

During the six months ended November 30, 2014, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of November 30, 2014. There were no warrants or stock options outstanding as of November 30, 2014.

7.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$998	$3,998
February 22, 2011	1,500	453	1,953
May 17, 2011	7,500	2,125	9,625
September 16, 2011	5,000	1,283	6,283
November 4, 2011	5,000	1,229	6,229
March 15, 2012	10,000	2,170	12,170
December 14, 2012	13,000	1,872	14,872

Total	$45,000	$10,130	$55,130

There are four (4) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$1,863	$15,863
September 4, 2013	30,000	2,972	32,972
October 15, 2013	15,000	1,351	16,351
January 8, 2014	10,000	714	10,714

Total	$69,000	$6,900	$75,900

8.	Subsequent Events

Subsequent to November 30, 2014, the Company entered into an unsecured $20,000 note payable bearing an interest at 8% per annum which are due on demand, and is convertible at a conversion price of USD$0.005 per share at the lender’s option.

F-6

Form 10-Q - Q2	Blue Spa Incorporated	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the three months ended November 30, 2014 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the three months ended November 30, 2014.

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

As at November 30, 2014, Blue Spa had cash of $3,399 and total liabilities of $154,437. Accordingly, Blue Spa will require additional financing in the amount of $179,038 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Six Month Period Ended November 30, 2014

At November 30, 2014, Blue Spa had a cash balance of $3,399 and a working capital deficiency of $150,764 for the six month period ended November 30, 2014, compared to a cash balance of $4,086 and negative cash flows from operating activities of $136,479 for the fiscal period ended May 31, 2014.

The notes to Blue Spa’s unaudited interim financial statements as of November 30, 2014, disclose its uncertain ability to continue as a going concern. Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $167,764 since inception. As of November 30, 2014, Blue Spa had $154,437 in current liabilities compared to $140,839 for the time period ended May 31, 2014. When its current liabilities are offset against its current assets of $3,673 Blue Spa is left with a negative working capital of $150,764.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the six month period ended November 30, 2014 was a net loss of $687, which was primarily due to accrued expenses of $9,026 and interest payable of $4,572, compared to a net loss of $40,885 for the same time period for the prior fiscal period, which was primarily due to prepaid expenses of $10,274, accrued expenses of $15,187, and interest payable of $3,090.

Net Cash Flows From Investing Activities. Blue Spa did not have any net cash flow from investing activities during the three month period ended November 30, 2014 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. Blue Spa had $nil in net cash flow from financing activities during the three month period ended November 30, 2014, compared to $$45,000 (notes payable) for the same time period for the prior fiscal period.

Results of Operations – Six months ended November 30, 2014 and November 30, 2013

References to the discussion below to fiscal 2014 are to Blue Spa’s current fiscal year, which ended on May 31, 2014. References to fiscal 2013 are to Blue Spa’s fiscal year ended May 31, 2013.

Form 10-Q - Q2	Blue Spa Incorporated	Page 7

	For the Three Months Ended November 30, 2014 $	For the Three Months Ended November 30, 2013 $	For the Six Months Ended November 30, 2014 $	For the Six Months Ended November 30, 2013 $	Accumulated from September 4, 2009 (inception) to November 30, 2014 $

Revenue	–	–	–	–	-

Operating expenses
Administrative and other operating expenses	(7,397)	(8,956)	(9,713)	(15,424)	(147,818)
Formation cost	-	-	-	-	(2,916)
Interest expenses	(2,274)	(1,900)	(4,572)	(3,090)	(17,030)

Operating loss before income taxes	(9,671)	(10,856)	(14,285)	(18,514)	(167,764)
Income taxes	-	-		-	-
Net loss and comprehensive loss	(9,671)	(10,856)	(14,285)	(18,514)	(167,764)

Six Month Period Ended November 30, 2014

Net Loss. During the six month period ended November 30, 2014, Blue Spa had a net loss of $14,285 or $(0.002) per share. The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $18,514 or $ (0.002) per share, which was primarily due to administrative and other operating expenses and interest expenses.

Revenue. Blue Spa had no operating revenues since its inception on September 4, 2009, through to November 30, 2014. Blue Spa’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. Blue Spa’s operating expenses since its inception on September 4, 2009, through to November 30, 2014 were $167,764. The operating expenses were primarily due to $147,818 in administrative and other operating expenses, $2,916 in formation costs, and $17,030 in interest expenses.

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

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at November 30, 2014.

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

Form 10-Q - Q2	Blue Spa Incorporated	Page 9

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2014.

Form 10-Q - Q2	Blue Spa Incorporated	Page 10

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended November 30, 2014. As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended November 30, 2014, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Blue Spa’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended November 30, 2014, formatted in XBRL: (i) the Unaudited Interim Balance Sheet, (ii) the Unaudited Interim Statement of Operations; (iii) the Unaudited Interim Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Unaudited Interim Statements of Cash Flows	Furnished

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

Blue Spa Incorporated

Dated:	January 14, 2015	By:	/s/ Law Yau Yau
		Name:	Law Yau Yau
		Title:	President and Chief Executive Officer
(Principal Executive Officer)