Form 10-Q
period 2015-02-28
Blue Spa Inc
filed 2015-04-14
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended February 28, 2015

[  ] transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from _________________to _________________

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 14, 2015

common stock - $0.0001 par value	7,000,000

Form 10-Q-Q3	Blue Spa Incorporated	Page 2

part I – financial information

Item 1. Financial Statements.

BLUE SPA INCORPORATED

Financial Statements

For The Nine Months Ended February 28, 2015

(Stated in US Dollars)

Form 10-Q-Q3	Blue Spa Incorporated	Page 3

BLUE SPA INCORPORATED

INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015

BLUE SPA INCORPORATED

UNAUDITED BALANCE SHEETS

	February 28, 2015	May 31, 2014
	(unaudited)	(audited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,935	$4,086
Prepaid expenses	274	274

TOTAL ASSETS	$4,209	$4,360

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities - Note 4	$7,110	$14,381
Notes payable - Note 6	134,000	114,000
Interest payable	19,406	12,458

TOTAL LIABILITIES	160,516	140,839

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(173,307)	(153,479)

TOTAL STOCKHOLDERS’ DEFICIT	(156,307)	(136,479)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,209	$4,360

See accompanying notes to financial statements

F-1

BLUE SPA INCORPORATED

UNAUDITED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Administrative and other operating expenses	$3,167	$4,738	$12,880	$20,162
Formation cost	-	-	-	-

Operating loss before interest expenses	(3,167)	(4,738)	(12,880)	(20,162)
Interest expenses	(2,376)	(2,163)	(6,948)	(5,253)

Operating loss before income taxes	(5,543)	(6,901)	(19,828)	(25,415)
Income Taxes	-	-	-	-

Net loss and comprehensive loss	$(5,543)	$(6,901)	$(19,828)	$(25,415)

Loss per share of common stock -Basic and diluted	$(0.001)	$(0.001)	(0.003)	$(0.003)

Weighted average shares of common stock -Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to financial statements

F-2

BLUE SPA INCORPORATED

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)

Net loss and comprehensive loss	-	-	-	(61,691)	(61,691)

Balance, May 31, 2014	7,000,000	$700	$16,300	$(153,479)	$(136,479)

Net loss and comprehensive loss	-	-	-	(19,828)	(19,828)

Balance, February 28, 2015	7,000,000	$700	$16,300	$(173,307)	$(156,307)

See accompanying notes to financial statements

F-3

BLUE SPA INCORPORATED

UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	February 28, 2015	February 28, 2014

Cash Flows from operating activities:
Net loss	$(19,828)	$(25,415)

Changes in current assets and liabilities
Prepaid Expenses	-	(22,274)
Accrued expenses	(7,271)	(14,088)
Interest payable	6,948	5,253

Net cash used in operating activities	$(20,151)	$(56,524)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-
Notes payable	20,000	55,000

Net Cash generated from financing activities	$20,000	$55,000

Net increase in cash and cash equivalents	(151)	(1,524)

Cash and cash equivalents at beginning of period	4,086	7,788

Cash and cash equivalents at end of period	$3,935	$6,264

See accompanying notes to financial statements

F-4

BLUE SPA INCORPORATED

NOTES TO INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2015

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

The Company has accumulated a deficit of $173,307 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s May 31, 2014 annual financial statements. Operating results for the nine month period ended November 30, 2014 are not necessarily indicative of the results that can be expected for the year ended May 31, 2015.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended August 31, 2014.

F-5

4.	Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities”. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these financial statements.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements

5.	Accrued expenses

Accrued expenses as of February 28, 2015 are summarized as follows:

	February 28, 2015	May 31, 2014

Accrued audit fee	$3,000	$10,000
Accrued accounting fee	1,725	1,575
Accrued office expenses	2,385	2,806

Total	$7,110	$14,381

5.	Common stock

During the nine months ended February 28, 2015, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of February 28, 2015. There were no warrants or stock options outstanding as of February 28, 2015.

6.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,057	$4,057
February 22, 2011	1,500	482	1,982
May 17, 2011	7,500	2,273	9,773
September 16, 2011	5,000	1,382	6,382
November 4, 2011	5,000	1,328	6,328
March 15, 2012	10,000	2,367	12,367
December 14, 2012	13,000	2,128	15,128

Total	$45,000	$11,017	$56,017

There are five (5) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$2,139	$16,139
September 4, 2013	30,000	3,564	33,564
October 15, 2013	15,000	1,647	16,647
January 8, 2014	10,000	912	10,912
December 3, 2014	20,000	127	20,127

Total	$89,000	$8,389	$97,389

Form 10-Q-Q3	Blue Spa Incorporated	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the three months ended February 28, 2015 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the three months ended February 28, 2015.

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

Form 10-Q-Q3	Blue Spa Incorporated	Page 5

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

As at February 28, 2015, Blue Spa had cash of $3,935 and total liabilities of $160,516. Accordingly, Blue Spa will require additional financing in the amount of $184,581 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Form 10-Q-Q3	Blue Spa Incorporated	Page 6

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

Liquidity and Capital Resources

Nine Month Period Ended February 28, 2015

At February 28, 2015, Blue Spa had a cash balance of $3,935 and a working capital deficiency of $156,307 for the nine month period ended February 28, 2015, compared to a cash balance of $4,086 and negative cash flows from operating activities of $136,479 for the fiscal period ended May 31, 2014.

The notes to Blue Spa’s unaudited interim financial statements as of February 28, 2015, disclose its uncertain ability to continue as a going concern. Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $173,307 since inception. As of February 28, 2015, Blue Spa had $160,516 in current liabilities compared to $140,839 for the time period ended May 31, 2014. When its current liabilities are offset against its current assets of $4,209 Blue Spa is left with a negative working capital of $156,307.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the nine month period ended February 28, 2015 was a net loss of $20,151, which was primarily due to accrued expenses of $7,271 and interest payable of $6,948, compared to a net loss of $56,534 for the same time period for the prior fiscal period, which was primarily due to a net loss of $25,415, accrued expenses of $14,088 prepaid expenses of $22,274 and interest payable of $5,253.

Net Cash Flows From Investing Activities. Blue Spa did not have any net cash flow from investing activities during the nine month period ended February 28, 2015 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. Blue Spa’s net cash flow from financing activities during the nine month period ended February 28, 2015 was $20,000 due to notes payable, compared to $55,000 (notes payable) for the same time period for the prior fiscal period.

Form 10-Q-Q3	Blue Spa Incorporated	Page 7

Results of Operations – Nine months ended February 28, 2015 and February 28, 2014

Nine Month Period Ended February 28, 2015 Compared to the Nine Month Period Ending February 28, 2014

Our net loss for the nine-month period ended February 28, 2015 was $19,828 (2014: $25,415), which was due to administrative and other operating expenses and interest expenses. We did not generate any revenue during either nine-month period in fiscal 2015 or 2014. The increase in expenses in the current fiscal year relates to accounting, audit, and legal fees that we have incurred in connection with the filing of our statements on Form 10- Q and Form 10-K with the Securities & Exchange Commission.

The weighted average number of shares outstanding was 7,000,000 for the nine-month period ended February 28, 2015 and 7,000,000 for the nine-month period ended February 28, 2014.

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

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at February 28, 2015.

Form 10-Q-Q3	Blue Spa Incorporated	Page 8

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

Form 10-Q-Q3	Blue Spa Incorporated	Page 9

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 28, 2015.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended February 28, 2015. As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Form 10-Q-Q3	Blue Spa Incorporated	Page 10

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended February 28, 2015, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

Part II – Other Information

Item 1. Legal Proceedings.

Blue Spa is not a party to any pending legal proceedings and, to the best of management’s knowledge; none of Blue Spa’s property or assets are the subject of any pending legal proceedings.

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

Form 10-Q-Q3	Blue Spa Incorporated	Page 11

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Blue Spa’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-169331.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Blue Spa’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended February 28, 2015, formatted in XBRL: (i) the Interim Balance Sheet, (ii) the Interim Statement of Operations; (iii) the Interim Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Interim Statements of Cash Flows	Furnished

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

Form 10-Q-Q3	Blue Spa Incorporated	Page 12

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

Dated: April 14, 2015	By:	/s/ Law Yau Yau
	Name:	Law Yau Yau
	Title:	President and Chief Executive Officer
(Principal Executive Officer)