Form 10-K
period 2015-05-31
Blue Spa Inc
filed 2015-08-31
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the fiscal year ended May 31, 2015

[  ] transition report pursuant to section 13 or 15(d) of the securities exchange act of 1934

For the transition period from ___________ to ___________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 31, 2015

common shares - $0.001 par value	7,000,000

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2015, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Blue Spa Incorporated	Form 10-K - 2015	Page 2

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

Nike operates a women’s division as a separate business unit. While this offers the possibility of a major competitor in the women’s fitness category, it also highlights the opportunity. Puma is the only brand that has developed a line of fitness apparel focused specifically at this consumer. They have positioned this line to sell through women’s specialty stores rather than traditional sport retailers.

The market for fitness apparel is highly competitive. It includes increasing competition from established companies who are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. Blue Spa will be in direct competition with wholesalers and direct sellers of athletic apparel, such as Nike, Inc., adidas AG, which includes the adidas and Reebok brands, and Under Armour, Inc. Blue Spa also competes with retailers specifically focused on women’s fitness apparel including lululemon athletica inc, Lucy Activewear Inc., The Gap, Inc. (including the Athleta collection), and bebe stores, inc. (including the BEBE SPORT collection).

Raw Materials

The principal raw materials to be used in the manufacture of Blue Spa’s skin care products are essential oils, herbal compounds, marine minerals, and algae. For its fitness apparel, Blue Spa will use technical and natural fabrics.

Blue Spa Incorporated	Form 10-K - 2015	Page 3

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

Item 2. Properties.

Blue Spa’s executive offices are located at 26/F Building A, Times Plaza 2 Zongfu Road, Chengdu 610016, China.

Blue Spa currently has no interest in any property.

Blue Spa Incorporated	Form 10-K - 2015	Page 4

Item 3. Legal Proceedings.

Blue Spa is not a party to any pending legal proceedings and, to the best of Blue Spa’s knowledge, none of Blue Spa’s property or assets are the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Blue Spa’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “BUES” since October 28, 2013. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended August 31, 2015. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31August 2015	$1	$0.09	Pink OTC Markets Inc.
31 May 2015	$1	$0.09	Pink OTC Markets Inc.
28 February 2015	$1	$0.09	Pink OTC Markets Inc.
30 November 2014	$1	$0.09	Pink OTC Markets Inc.
31 August 2014	$1	$0.09	Pink OTC Markets Inc.
31 May 2014	$1	$0.09	Pink OTC Markets Inc.
28 February 2014	$1	$0.09	Pink OTC Markets Inc.
30 November 2013	$1	$0.09	Pink OTC Markets Inc.
31 August 2013	$1	$0.09	Pink OTC Markets Inc.

(b) Holders of Record

Blue Spa had 28 holders of record of Blue Spa’s common shares as of July 31, 2015.

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

Blue Spa Incorporated	Form 10-K - 2015	Page 5

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

Blue Spa Incorporated	Form 10-K - 2015	Page 6

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

As at May 31, 2015, Blue Spa had cash of $3,922 and a working capital deficit of $169,856. Accordingly, Blue Spa will require additional financing in the amount of $197,937 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Risk Factors

An investment in Blue Spa’s common shares involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in Blue Spa’s Form S-1 - Post-Effective Amendment #1 filed on June 3, 2013.

Blue Spa Incorporated	Form 10-K - 2015	Page 7

Financial Condition

As at May 31, 2015, Blue Spa had a cash balance of $3,922. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Blue Spa’s common shares. If Blue Spa is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Blue Spa. Blue Spa does not have any financing arranged and Blue Spa cannot provide investors with any assurance that Blue Spa will be able to raise sufficient funding from the sale of its common shares. In the absence of such financing, Blue Spa’s business will fail.

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

Liquidity and Capital Resources

As of May 31, 2015, Blue Spa had total assets of $4,196, and a working capital deficit of $169,856, compared with a working capital deficit of $136,479 as of May 31, 2014. The increase in the working capital deficit was primarily due to an increase in notes payable and interest payable. The assets consisted of $3,922 in cash and $274 in prepaid expenses, and the liabilities consisted of $134,000 in notes payable ($114,000 in 2014), $17,685 in accrued liabilities ($14,381 in 2014), and $22,367 in interest payable ($12,458 in 2014).

There are no assurances that Blue Spa will be able to achieve further sales of its common shares or any other form of additional financing. If Blue Spa is unable to achieve the financing necessary to continue its plan of operations, then Blue Spa will not be able to continue its business and plan of operation and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended May 31, 2015, net cash used in operating activities decreased to $20,164 compared with $58,702 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $33,377, less interest payable of $9,909, and a decrease of $3,304 in accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended May 31, 2015 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Blue Spa Incorporated	Form 10-K - 2015	Page 8

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities decreased to $20,000 for the fiscal year ended May 31, 2015 as compared with financing activities of $55,000 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended May 31, 2015

Blue Spa has had no operating revenues since its inception on September 4, 2009, through to May 31, 2015. Blue Spa’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable. From its inception, on September 4, 2009, to May 31, 2015 Blue Spa has raised a total of $17,000 from private offerings of its common shares.

References to the discussion below to fiscal 2015 are to Blue Spa’s fiscal year ended on May 31, 2015. References to fiscal 2014 are to Blue Spa’s fiscal year ended May 31, 2014.

	For the Year Ended May 31, 2015 $	For the Year Ended May 31, 2014 $
	(Audited)	(Audited)
Revenue	-	-

Operating expenses

Administrative and other operating expenses	(23,468)	(54,139)
Interest expenses	(9,909)	(7,552)
Operating loss before income taxes	(33,377)	(61,691)

Income taxes	-	-

Net loss and comprehensive loss	(33,377)	(61,691)

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

Blue Spa had no contingencies or long-term commitments at May 31, 2015.

Tabular Disclosure of Contractual Obligations

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Blue Spa Incorporated	Form 10-K - 2015	Page 9

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

Concentration of Credit Risk

Blue Spa places its cash and cash equivalents with a high credit quality financial institution. Blue Spa maintains United States Dollars at a bank in Slovenia that is not insured. Blue Spa minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

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

Blue Spa Incorporated	Form 10-K - 2015	Page 10

Item 8. Financial Statements and Supplementary Data.

BLUE SPA INCORPORATED

(A Development Stage Company)

Financial Statements

May 31, 2015

(Audited)

Blue Spa Incorporated	Form 10-K - 2015	Page 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BLUE SPA INCORPORATED

BALANCE SHEETS

	May 31, 2015	May 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$3,922	$4,086
Prepaid expenses	274	274

TOTAL ASSETS	$4,196	$4,360

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities - Note 4	$17,685	$14,381
Notes payable - Note 6	134,000	114,000
Interest payable	22,367	12,458

TOTAL LIABILITIES	174,052	140,839

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5 Par Value:$0.0001 Authorized 500,000,000 shares Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(186,856)	(153,479)

TOTAL STOCKHOLDERS’ DEFICIT	(169,856)	(136,479)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,196	$4,360

See accompanying notes to financial statements

BLUE SPA INCORPORATED

STATEMENTS OF OPERATIONS

	For the	For the
	Year ended	Year ended
	May 31, 2015	May 31, 2014

Administrative and other operating expenses	$23,468	$54,139
Formation cost	-	-

Operating loss before interest expenses	(23,468)	(54,139)
Interest expenses	(9,909)	(7,552)

Operating loss before income taxes	(33,377)	(61,691)
Income Taxes	-	-

Net loss and comprehensive loss	$(33,377)	$(61,691)

Loss per share of common stock-based and diluted	$(0.005)	$(0.008)

Weighted average shares of common stock-based and diluted	7,000,000	7,000,000

See accompanying notes to financial statements

BLUE SPA INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)

Net loss and comprehensive loss	-	-	-	(61,691)	(61,691)

Balance, May 31, 2014	7,000,000	$700	$16,300	$(153,479)	$(136,479)

Net loss and comprehensive loss	-	-	-	(33,377)	(33,377)

Balance, May 31, 2015	7,000,000	$700	$16,300	$(186,856)	$(169,856)

See accompanying notes to financial statements

BLUE SPA INCORPORATED

STATEMENTS OF CASH FLOWS

	For the	For the
	Year ended	Year ended
	May 31, 2015	May 31, 2014

Cash Flows from operating activities:
Net loss	$(33,377)	$(61,691)

Changes in current assets and liabilities
Prepaid Expenses	-	(274)
Accrued expenses	3,304	(4,289)
Interest payable	9,909	7,552

Net cash used in operating activities	$(20,164)	$(58,702)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-
Notes payable	20,000	55,000

Net Cash generated from financing activities	$20,000	$55,000

Net increase in cash and cash equivalents	(164)	(3,702)

Cash and cash equivalents at beginning of period	4,086	7,788

Cash and cash equivalents at end of period	$3,922	$4,086

See accompanying notes to financial statements

BLUE SPA INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2015

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

The Company has accumulated a deficit of $186,856 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the year ended May 31, 2015 there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

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

4.	Accrued expenses

Accrued expenses as of May 31, 2015 are summarized as follows:

	May 31, 2015	May 31, 2014

Accrued audit fee	$10,000	$10,000
Accrued accounting fee	4,725	1,575
Accrued office expenses	2,960	2,806

Total	$17,685	$14,381

5.	Common stock

During the year ended May 31, 2015, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of May 31, 2015. There were no warrants or stock options outstanding as of May 31, 2015.

6.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,117	$4,117
February 22, 2011	1,500	513	2,013
May 17, 2011	7,500	2,425	9,925
September 16, 2011	5,000	1,483	6,483
November 4, 2011	5,000	1,428	6,428
March 15, 2012	10,000	2,569	12,569
December 14, 2012	13,000	2,391	15,391

Total	$45,000	$11,926	$56,926

There are five (5) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$2,421	$16,421
September 4, 2013	30,000	4,169	34,169
October 15, 2013	15,000	1,949	16,949
January 8, 2014	10,000	1,113	11,113
December 3, 2014	20,000	789	20,789

Total	$89,000	$10,441	$99,441

7.	Income tax

Potential benefits of income tax losses have not been recognized in these financial statements because the Company cannot be assured it is more likely-than-not it will utilize the net operating losses carried forward in future years.

Income tax recovery differs from that which would be expected by applying the effective rates to net loss as follows:

			Cumulative from
			Inception on
			September 4, 2009
	May 31, 2015	May 31, 2014	to May 31, 2015

Net income (loss) for the period	$(33,377)	$(61,691)	$(186,856)
Statutory and effective tax rates	34%	34%	34%

Income tax expense (recovery at the Effective rate)	$(11,348)	$(20,975)	$(63,531)
Tax losses carry forward	11,348	20,975	63,531
Corporate income tax expense (recovery) recognized in the accounts	$-	$-	$-

The Company has accumulated net operating losses totaling approximately $186,856 for income tax purposes which expire starting in 2031. The components of the net deferred tax asset at May 31, 2015 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2015	2014

Cumulative net loss for income tax purposes	$186,856	$153,497
Statutory and effective tax rate	34%	34%

Deferred tax asset	$63,531	$51,289
Valuation allowance	(63,531)	(52,189)

Net deferred tax asset	$-	$-

8.	Subsequent Events

We have evaluated significant events and transactions that occurred during the period to the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the year ended May 31, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on September 4, 2009, there were no disagreements with Blue Spa’s principal accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304 of Regulation S-K that occurred within Blue Spa’s two most recent fiscal years and the subsequent interim periods. Blue Spa’s Independent Registered Public Accounting Firm since May 31, 2010 has been Dominic K.F. Chan & Co. of Hong Kong, China.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of Blue Spa’s annual or interim financial statements will not be prevented or detected on a timely basis.

Blue Spa Incorporated	Form 10-K - 2015	Page 12

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Blue Spa’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Blue Spa’s Chief Financial Officer in connection with the audit of its financial statements as of May 31, 2015 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of May 31, 2015, Blue Spa’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Blue Spa’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2015, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting.

Blue Spa Incorporated	Form 10-K - 2015	Page 13

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

Law Yau Yau ● Mr. Yau Yau (32 years old) has acted as Blue Spa’s sole Director and Officer since its inception on September 4, 2009. Since January 2005 Mr. Yau Yau has also been a Quality Control Manager for Shenzhen Linfeng Electronics Co Ltd, in the Shenzhen, Province of China.

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

(d)	Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Blue Spa has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

Blue Spa Incorporated	Form 10-K - 2015	Page 14

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e)	Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Blue Spa to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Blue Spa. Based solely on Blue Spa’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2015 were met, with the exception that Law Yau Yau failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities.

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

Blue Spa Incorporated	Form 10-K - 2015	Page 15

As of May 31, 2015, Blue Spa did not have a written audit committee charter or similar document.

(i)	Code of Ethics

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

summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen sation Earnings ($) (h)	All other compen sation ($) (i)	Total ($) (j)
Law Yau Yau	2015	nil	nil	nil	nil	nil	nil	nil	nil
President	2014	nil	nil	nil	nil	nil	nil	nil	nil
CEO	2013	nil	nil	nil	nil	nil	nil	nil	nil
CFO
Sep 2009 – present

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

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common shares	Law Yau Yau 26/F Building A, Times Plaza 2 Zongfu Road Chengdu 610016 China	4,000,000	57.1%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2]	Based on 7,000,000 common shares issued and outstanding as of August 31, 2015.

Blue Spa Incorporated	Form 10-K - 2015	Page 16

(b)	Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common shares	Law Yau Yau 26/F Building A, Times Plaza 2 Zongfu Road Chengdu 610016 China	4,000,000	57.1%

[1]	Based on 7,000,000 common shares issued and outstanding as of August 31, 2015.

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

Blue Spa Incorporated	Form 10-K - 2015	Page 17

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

2015 - $10,000 – Dominic K.F. Chan & Co – Chartered Accountants

2014 - $10,000 – Dominic K.F. Chan & Co – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Blue Spa’s financial statements and are not reported in the preceding paragraph:

2015 - $3,000 – Dominic K.F. Chan & Co – Chartered Accountants

2014 - $3,000 – Dominic K.F. Chan & Co – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

2014 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

2014 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

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

Blue Spa Incorporated	Form 10-K - 2015	Page 18

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s 2010 registration statement on Form S-1 filed on September 13, 2009, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Blue Spa Incorporated for the fiscal year ended May 31, 2014, formatted in XBRL: (i) the Audited Balance Sheet, (ii) the Audited Statement of Operations; (iii) the Audited Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statement of Cash Flows.

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

Blue Spa Incorporated	Form 10-K - 2015	Page 19

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

By:	/s/ Law Yau Yau
Name:	Law Yau Yau
Title:	Director and President
Dated:	August 31, 2015

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
/s/ Law Yau Yau	Member of the Board of Directors	August 31, 2015
Law Yau Yau

Blue Spa Incorporated	Form 10-K - 2015	Page 20