Form 10-Q
period 2015-11-30
Blue Spa Inc
filed 2016-01-26
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended November 30, 2015

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 25, 2016

common stock - $0.0001 par value	7,000,000

Form 10-Q – Q2	Blue Spa Incorporated	Page 2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE SPA INCORPORATED

Financial Statements

For The Period September 4, 2009 (inception)

To The Six Months Ended November 30, 2015

(Stated in US Dollars)

Form 10-Q – Q2	Blue Spa Incorporated	Page 3

BLUE SPA INCORPORATED

INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015

BLUE SPA INCORPORATED

BALANCE SHEETS

Unaudited

	November 30, 2015	May 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$2,969	$3,922
Prepaid expenses	274	274

TOTAL ASSETS	$3,243	$4,196

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities - Note 4	$6,335	$17,685
Notes payable - Note 6	154,000	134,000
Interest payable	28,049	22,367

TOTAL LIABILITIES	188,384	174,052

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5 Par Value:$0.0001 Authorized 500,000,000 shares Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(202,141)	(186,856)

TOTAL STOCKHOLDERS’ DEFICIT	(185,141)	(169,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,243	$4,196

See accompanying notes to financial statements

F-1

BLUE SPA INCORPORATED

UNAUDITED STATEMENTS OF OPERATIONS

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Administrative and other operating expenses	$(6,794)	$(7,397)	$(9,603)	$(9,713)
Formation cost	-	-	-	-

Operating loss before interest expenses	(6,794)	(7,397)	(9,603)	(9,713)
Interest expenses	(2,980)	(2,274)	(5,682)	(4,572)

Operating loss before income taxes	(9,774)	(9,671)	(15,285)	(14,285)
Income Taxes	-	-	-	-

Net loss and comprehensive loss	$(9,774)	$(9,671)	$(15,285)	$(14,285)

Loss per share of common stock -Basic and diluted	$(0.001)	$(0.001)	$(0.002)	$(0.002)

Weighted average shares of common stock -Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to financial statements

F-2

BLUE SPA INCORPORATED

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)
Net loss and comprehensive loss	-	-	-	(61,691)	(61,691)

Balance, May 31, 2014	7,000,000	700	16,300	(153,479)	(136,479)
Net loss and comprehensive loss	-	-	-	(33,377)	(33,377)

Balance, May 31, 2015	7,000,000	700	16,300	(186,856)	(169,856)
Net loss and comprehensive loss	-	-	-	(15,285)	(15,285)

Balance, November 30, 2015	7,000,000	$700	$16,300	$(202,141)	$(185,141)

See accompanying notes to financial statements

F-3

BLUE SPA INCORPORATED

UNAUDITED STATEMENTS OF CASH FLOWS

	For the six	For the six
	Months ended	months ended
	November 30, 2015	November 30, 2014

Cash Flows from operating activities:
Net loss	$(15,285)	$(14,285)

Changes in current assets and liabilities
Prepaid Expenses	-	-
Accrued expenses	(11,350)	9,026
Interest payable	5,682	4,572

Net cash used in operating activities	$(20,953)	$(687)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-
Notes payable	20,000	-

Net Cash generated from financing activities	$20,000	$-

Net increase in cash and cash equivalents	(953)	(687)

Cash and cash equivalents at beginning of period	3,922	4,086

Cash and cash equivalents at end of period	$2,969	$3,399

See accompanying notes to financial statements

F-4

BLUE SPA INCORPORATED

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2015

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

The Company has accumulated a deficit of $202,141 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s May 31, 2015 annual financial statements. Operating results for the SIX month period ended November 30, 2015 are not necessarily indicative of the results that can be expected for the year ended May 31, 2016.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended May 31, 2015.

4.	Recently issued accounting pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB “) issued Accounting Standards Update (“ASU”) No. 2014-10 “Development Stage Entities. (Topic 915), Elimination of Certain Financial Reporting Requirements. The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description of the development stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, “Development Stage Entities” are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these financial statements.

F-5

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

5.	Accrued expenses

Accrued expenses as of November 30, 2015 are summarized as follows:

	November 30, 2015	May 31, 2015

Accrued audit fee	$1,000	$10,000
Accrued accounting fee	1,575	4,725
Accrued office expenses	3,760	2,960

Total	$6,335	$17,685

6.	Common stock

During the six months ended November 30, 2015, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of November 30, 2015. There were no warrants or stock options outstanding as of November 30, 2015.

F-6

7.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,238	$4,238
February 22, 2011	1,500	573	2,073
May 17, 2011	7,500	2,725	10,225
September 16, 2011	5,000	1,683	6,683
November 4, 2011	5,000	1,629	6,629
March 15, 2012	10,000	2,970	12,970
December 14,2012	13,000	2,912	15,912

Total	$45,000	$13,730	$58,730

There are six (6) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The stock of the Company has been sold at $0.005 per share for operations. The conversion rate of $0.005 creates a zero conversion benefit at current stock prices. Therefore, no beneficial conversion factor has been recorded.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$2,983	$16,983
September 4, 2013	30,000	5,372	35,372
October 15, 2013	15,000	2,551	17,551
January 8, 2014	10,000	1,514	11,514
December 3, 2014	20,000	1,591	21,591
September 22, 2015	20,000	307	20,307

Total	$109,000	$14,318	$123,318

8.	Subsequent Events

We have evaluated significant events and transactions that occurred during the period to the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the period ended November 30, 2015.

F-7

Form 10-Q – Q2	Blue Spa Incorporated	Page 8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the six months ended November 30, 2015 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the six months ended November 30, 2015.

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

Form 10-Q – Q2	Blue Spa Incorporated	Page 9

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

As at November 30, 2015, Blue Spa had cash of $2,969 and total liabilities of $188,384. Accordingly, Blue Spa will require additional financing in the amount of $213,415 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Form 10-Q – Q2	Blue Spa Incorporated	Page 10

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

Liquidity and Capital Resources

Six Month Period Ended November 30, 2015

At November 30, 2015, Blue Spa had a cash balance of $2,969 and a working capital deficiency of $185,141 for the six month period ended November 30, 2015, compared to a cash balance of $3,922 and negative cash flows from operating activities of $169,856 for the fiscal period ended May 31, 2015.

The notes to Blue Spa’s unaudited interim financial statements as of November 30, 2015, disclose its uncertain ability to continue as a going concern. Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $167,764 since inception. As of November 30, 2015, Blue Spa had $188,384 in current liabilities compared to $174,052 for the time period ended May 31, 2015. When its current liabilities are offset against its current assets of $3,243 Blue Spa is left with a negative working capital of $185,141.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the six month period ended November 30, 2015 was a net loss of $20,953, which was primarily due to accrued expenses of $11,350 and interest payable of $5,682, compared to a net loss of $687 for the same time period for the prior fiscal period, which was primarily due to accrued expenses of $9,026 and interest payable of $4,572.

Net Cash Flows From Investing Activities. Blue Spa did not have any net cash flow from investing activities during the six month period ended November 30, 2015 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. Blue Spa had $20,000 (notes payable) in net cash flow from financing activities during the six month period ended November 30, 2015, compared to $nil for the same time period for the prior fiscal period.

Form 10-Q – Q2	Blue Spa Incorporated	Page 11

Results of Operations – Six months ended November 30, 2015 and November 30, 2014

References to the discussion below to fiscal 2015 are to Blue Spa’s current fiscal year, which ended on May 31, 2015. References to fiscal 2014 are to Blue Spa’s fiscal year ended May 31, 2014.

	For the Three Months Ended November 30 2015 $	For the Three Months Ended November 30 2014 $	For the Six Months Ended November 30 2015 $	For the Six Months Ended November 30 2014 $
Revenue	–	–	–	–

Operating expenses

Administrative and other operating expenses	(6,794)	(7,397)	(9,603)	(9,713)
Formation cost	-	-	-	-
Interest expenses	(2,980)	(2,274)	(5,682)	(4,572)
Operating loss before income taxes	(9,774)	(9,671)	(15,285)	(14,285)

Income taxes	-	-	-

Net loss and comprehensive loss	(9,774)	(9,671)	(15,285)	(14,285)

Six Month Period Ended November 30, 2015

Net Loss. During the six month period ended November 30, 2015, Blue Spa had a net loss of $15,285 or $(0.002) per share. The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $14,285 or $ (0.002) per share, which was primarily due to administrative and other operating expenses and interest expenses.

Revenue. Blue Spa had no operating revenues since its inception on September 4, 2009, through to November 30, 2015. Blue Spa’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. Blue Spa’s operating expenses during the six month period ended November 30, 2015 were $15,285. The operating expenses were due to $9,603 in administrative and other operating expenses and $5,682 in interest expenses.

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

Inflation

Management does not believe that inflation will have a material impact on Blue Spa’s future operations.

Form 10-Q – Q2	Blue Spa Incorporated	Page 12

Off-balance Sheet Arrangements

Blue Spa has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at November 30, 2015.

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

Form 10-Q – Q2	Blue Spa Incorporated	Page 13

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2015.

Form 10-Q – Q2	Blue Spa Incorporated	Page 14

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended November 30, 2015. As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended November 30, 2015, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Form 10-Q – Q2	Blue Spa Incorporated	Page 15

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Blue Spa’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended November 30, 2015, formatted in XBRL: (i) the Unaudited Interim Balance Sheet, (ii) the Unaudited Interim Statement of Operations; (iii) the Unaudited Interim Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Unaudited Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q2	Blue Spa Incorporated	Page 16

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

Dated: January 26, 2016	By:	/s/ Law Yau Yau
	Name:	Law Yau Yau
	Title:	President and Chief Executive Officer
(Principal Executive Officer)