Form 10-Q
period 2016-02-29
Blue Spa Inc
filed 2016-04-14
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended February 29, 2016

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from _____________ to _____________

Commission file number 333-169331

Blue Spa Incorporated
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

26/F Building A, Time Plaza, 2 Zongfu Road, Chengdu, China	610016
(Address of principal executive offices)	(Zip Code)

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 14, 2016
common stock - $0.0001 par value	7,000,000

Form 10-Q – Q3	Blue Spa Incorporated	Page 2

part I – financial information

Item 1. Financial Statements.

BLUE SPA INCORPORATED

Financial Statements

For The Period September 4, 2009 (inception)

To The Nine Months Ended February 29, 2016

(Stated in US Dollars)

Form 10-Q – Q3	Blue Spa Incorporated	Page 3

BLUE SPA INCORPORATED

interim Financial Statements

For the nine Months Ended February 29, 2016

BLUE SPA INCORPORATED

BALANCE SHEETS

Unaudited

	February 29, 2016	May 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$476	$3,922
Prepaid expenses	-	274

TOTAL ASSETS	$476	$4,196

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities - Note 5	$9,842	$17,685
Notes payable - Note 7	154,000	134,000
Interest payable	31,120	22,367

TOTAL LIABILITIES	194,962	174,052

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6 Par Value:$0.0001 Authorized 500,000,000 shares Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(211,486)	(186,856)

TOTAL STOCKHOLDERS’ DEFICIT	(194,486)	(169,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$476	$4,196

See accompanying notes to financial statements

F-1

BLUE SPA INCORPORATED

UNAUDITED STATEMENTS OF OPERATIONS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Administrative and other operating expenses	$(6,273)	$(3,167)	$(15,877)	$(12,880)

Operating loss before interest expenses	(6,273)	(3,167)	(15,877)	(12,880)
Interest expenses	(3,072)	(2,376)	(8,753)	(6,948)

Operating loss before income taxes	(9,345)	(5,543)	(24,630)	(19,828)
Income Taxes	-	-	-	-

Net loss and comprehensive loss	$(9,345)	$(5,543)	$(24,630)	$(19,828)

Loss per share of common stock - Basic and diluted	$(0.001)	$(0.001)	$(0.004)	$(0.003)

Weighted average shares of common stock - Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to financial statements

F-2

BLUE SPA INCORPORATED

UNAUDITED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)
Net loss and comprehensive loss	-	-	-	(61,691)	(61,691)

Balance, May 31, 2014	7,000,000	700	16,300	(153,479)	(136,479)
Net loss and comprehensive loss	-	-	-	(33,377)	(33,377)

Balance, May 31, 2015	7,000,000	700	16,300	(186,856)	(169,856)
Net loss and comprehensive loss	-	-	-	(24,630)	(24,630)

Balance, February 29, 2016	7,000,000	$700	$16,300	$(211,486)	$(194,486)

See accompanying notes to financial statements

F-3

BLUE SPA INCORPORATED

UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	Months ended	Months ended
	February 29, 2016	February 28, 2015

Cash Flows from operating activities:
Net loss	$(24,630)	$(19,828)

Changes in current assets and liabilities
Prepaid Expenses	274	-
Accrued expenses	(7,843)	(7,271)
Interest payable	8,753	6,948

Net cash used in operating activities	$(23,446)	$(20,151)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-
Notes payable	20,000	20,000

Net Cash generated from financing activities	$20,000	$20,000

Net increase in cash and cash equivalents	(3,446)	(151)

Cash and cash equivalents at beginning of period	3,922	4,086

Cash and cash equivalents at end of period	$476	$3,935

See accompanying notes to financial statements

F-4

BLUE SPA INCORPORATED

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2016

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

The Company has accumulated a deficit of $211,486 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s May 31, 2015 annual financial statements. Operating results for the nine month period ended February 29, 2016 are not necessarily indicative of the results that can be expected for the year ended May 31, 2016.

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

F-5

5.	Accrued expenses

Accrued expenses as of February 29, 2016 are summarized as follows:

	February 29, 2016	May 31, 2015

Accrued audit fee	$3,000	$10,000
Accrued accounting fee	1,725	4,725
Accrued office expenses	5,117	2,960

Total	$9,842	$17,685

6.	Common stock

During the nine months ended February 29, 2016, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of February 29, 2016. There were no warrants or stock options outstanding as of February 29, 2016.

7.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,297	$4,297
February 22, 2011	1,500	603	2,103
May 17, 2011	7,500	2,875	10,375
September 16, 2011	5,000	1,783	6,783
November 4, 2011	5,000	1,729	6,729
March 15, 2012	10,000	3,169	13,169
December 14,2012	13,000	3,171	16,172

Total	$45,000	$14,627	$59,628

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

Date	Principal	Interest	Total

April 2, 2013	$14,000	$3,262	$17,262
September 4, 2013	30,000	5,970	35,970
October 15, 2013	15,000	2,850	17,850
January 8, 2014	10,000	1,714	11,714
December 3, 2014	20,000	1,990	21,990
September 22, 2015	20,000	706	20,706

Total	$109,000	$16,492	$125,492

8.	Subsequent Events

We have evaluated significant events and transactions that occurred during the period to the date of this report and have determined that there were no events or transactions other than those disclosed in this report, if any, that would require recognition or disclosure in our financial statements for the period ended February 29, 2016.

F-6

Form 10-Q – Q3	Blue Spa Incorporated	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the nine months ended February 29, 2016 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the nine months ended February 29, 2016.

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

Form 10-Q – Q3	Blue Spa Incorporated	Page 5

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

As at February 29, 2016, Blue Spa had cash of $476 and total liabilities of $194,962. Accordingly, Blue Spa will require additional financing in the amount of $222,486 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Form 10-Q – Q3	Blue Spa Incorporated	Page 6

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

Liquidity and Capital Resources

Nine Month Period Ended February 29, 2016

At February 29, 2016, Blue Spa had a cash balance of $476 and a working capital deficiency of $194,486 for the nine month period ended February 29, 2016, compared to a cash balance of $3,922 and negative cash flows from operating activities of $169,856 for the fiscal period ended May 31, 2015.

The notes to Blue Spa’s unaudited interim financial statements as of February 29, 2016, disclose its uncertain ability to continue as a going concern. Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $211,486 since inception. As of February 29, 2016, Blue Spa had $194,962 in current liabilities compared to $174,052 for the time period ended May 31, 2015. When its current liabilities are offset against its current assets of $476 Blue Spa is left with a negative working capital of $194,486.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the nine month period ended February 29, 2016 was a net loss of $23,446, which was primarily due to accrued expenses of $7,843 and interest payable of $8,753, compared to a net loss of $20,151 for the same time period for the prior fiscal period, which was primarily due to accrued expenses of $7,271 and interest payable of $6,948.

Net Cash Flows From Investing Activities. Blue Spa did not have any net cash flow from investing activities during the nine month period ended February 29, 2016 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. Blue Spa’s net cash flow from financing activities during the nine month period ended February 29, 2016 was $20,000 due to notes payable, compared to $20,000 (notes payable) for the same time period for the prior fiscal period.

Form 10-Q – Q3	Blue Spa Incorporated	Page 7

Results of Operations – Nine months ended February 29, 2016 and February 28, 2015

References to the discussion below to fiscal 2014 are to Blue Spa’s current fiscal year, which ended on May 31, 2014. References to fiscal 2013 are to Blue Spa’s fiscal year ended May 31, 2013.

	For the Three Months Ended February 29, 2016 $	For the Three Months Ended February 28, 2015 $	For the Nine Months Ended February 29, 2016 $	For the Nine Months Ended February 28, 2015 $

Revenue	–	–	–	–

Operating expenses

Administrative and other operating expenses	(6,273)	(3,167)	(15,877)	(12,880)
Formation cost	-	-	-	-
Interest expenses	(3,072)	(2,367)	(8,753)	(6,948)
Operating loss before income taxes	(9,345)	(5,543)	(24,630)	(19,828)

Income taxes	-	-	-	-

Net loss and comprehensive loss	(9,345)	(5,543)	(24,630)	(19,828)

Nine Month Period Ended February 29, 2016

Net Loss. During the nine month period ended February 29, 2016, Blue Spa had a net loss of $24,630 or $(0.004) per share. The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $19,828 or $(0.003) per share, which was primarily due to administrative and other operating expenses and interest expenses.

Revenue. Blue Spa had no operating revenues since its inception on September 4, 2009, through to February 29, 2016. Blue Spa’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. Blue Spa’s operating expenses during the nine month period ended February 29, 2016 were $24,630. The operating expenses were due to $15,877 in administrative and other operating expenses and $8,753 in interest expenses.

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

Inflation

Management does not believe that inflation will have a material impact on Blue Spa’s future operations.

Form 10-Q – Q3	Blue Spa Incorporated	Page 8

Off-balance Sheet Arrangements

Blue Spa has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at February 29, 2016.

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

Form 10-Q – Q3	Blue Spa Incorporated	Page 9

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 29, 2016.

Form 10-Q – Q3	Blue Spa Incorporated	Page 10

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended February 29, 2016. As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended February 29, 2016, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Blue Spa’s internal control over financial reporting.

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

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Form 10-Q – Q3	Blue Spa Incorporated	Page 11

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Blue Spa’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended February 29, 2016, formatted in XBRL: (i) the Interim Balance Sheet, (ii) the Interim Statement of Operations; (iii) the Interim Statement of Stockholders’ Deficit and Comprehensive Income, and (iv) the Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q3	Blue Spa Incorporated	Page 12

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

Dated: April 14, 2016	By:	/s/ Law Yau Yau
	Name:	Law Yau Yau
	Title:	President and Chief Executive Officer
(Principal Executive Officer)