Form 10-K
period 2016-05-31
Blue Spa Inc
filed 2016-09-06
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended May 31, 2016

[ ]	transition report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from _____________ to _____________

Commission file number 000-54875

Blue Spa Incorporated

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 E. Commerce Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 011-41-79-515-5555

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

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

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,150,000 (3,000,000 X $1.050)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 31, 2016
common shares - $0.001 par value	7,000,000

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation); Exhibit 3.2 (By-laws); and Exhibit 3.3 (Certificate of Amendment); all filed as exhibits to Blue Spa’s registration statement on Form S-1 filed on December 17, 2010; and Exhibit 10.1 (Share Purchase Agreement) filed as an Exhibit to Blue Spa’s Form 8-K (Current Report) on August 11, 2016.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2016, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

Blue Spa maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its new business office is now located at 403 E. Commerce Street, San Antonio, Texas, 78205. Blue Spa’s new office telephone number is 011-41-79-515-5555.

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

Blue Spa Incorporated	Form 10-K - 2016	Page 1

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

Blue Spa Incorporated	Form 10-K - 2016	Page 2

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

Item 2. Properties.

Blue Spa’s executive offices are located at 403 E. Commerce Street, San Antonio, Texas, 78205.

Blue Spa currently has no interest in any property.

Blue Spa Incorporated	Form 10-K - 2016	Page 3

Item 3. Legal Proceedings.

Blue Spa is not a party to any pending legal proceedings and, to the best of Blue Spa’s knowledge, none of Blue Spa’s property or assets are the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Blue Spa’s common shares have been quoted on the NASD OTC Bulletin Board under the symbol “BUES” since October 28, 2013. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended August 25, 2016. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
25 August 2016	$2.100	$1.050	Pink OTC Markets Inc.
31 May 2016	$1.500	$1.050	Pink OTC Markets Inc.
29 February 2016	$1.050	$1.000	Pink OTC Markets Inc.
30 November 2015	$1.050	$1.000	Pink OTC Markets Inc.
31 August 2015	$1.000	$1.000	Pink OTC Markets Inc.
31 May 2015	$1.000	$1.000	Pink OTC Markets Inc.
28 February 2015	$1.000	$1.000	Pink OTC Markets Inc.
30 November 2014	$1.000	$1.000	Pink OTC Markets Inc.
31 August 2014	$1.000	$1.000	Pink OTC Markets Inc.

(b) Holders of Record

Blue Spa had 41 holders of record of Blue Spa’s common shares as of May 31, 2016.

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

Blue Spa Incorporated	Form 10-K - 2016	Page 4

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

Blue Spa Incorporated	Form 10-K - 2016	Page 5

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

As at May 31, 2016, Blue Spa had $nil cash and a working capital deficit of $229,097. Accordingly, Blue Spa will require additional financing in the amount of $261,097 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Blue Spa Incorporated	Form 10-K - 2016	Page 6

Financial Condition

As at May 31, 2016, Blue Spa had a cash balance of $nil. Management does not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of Blue Spa’s common shares. If Blue Spa is successful in completing an equity financing, existing shareholders will experience dilution of their interest in Blue Spa. Blue Spa does not have any financing arranged and Blue Spa cannot provide investors with any assurance that Blue Spa will be able to raise sufficient funding from the sale of its common shares. In the absence of such financing, Blue Spa’s business will fail.

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

Liquidity and Capital Resources

As of May 31, 2016, Blue Spa had total assets of $nil, and a working capital deficit of $212,097, compared with a working capital deficit of $169,856 as of May 31, 2015. The increase in the working capital deficit was primarily due to an increase in notes payable and interest payable. The assets consisted of $nil in cash and $nil in prepaid expenses, and the liabilities consisted of $154,000 in notes payable ($134,000 in 2015), $15,871 in accrued liabilities ($17,685 in 2015), $34,225 in interest payable ($22,367 in 2015), and $8,001 in amount due to a shareholder ($nil in 2015).

There are no assurances that Blue Spa will be able to achieve further sales of its common shares or any other form of additional financing. If Blue Spa is unable to achieve the financing necessary to continue its plan of operations, then Blue Spa will not be able to continue its business and plan of operation and its business will fail.

Net Cash Used in Operating Activities

For the fiscal year ended May 31, 2016, net cash used in operating activities increased to $23,922 compared with $20,164 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $42,241, less interest payable of $11,858 and an amount due to a shareholder of $8.001, and an increase of $5,118 in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended May 31, 2016 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Blue Spa Incorporated	Form 10-K - 2016	Page 7

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities remained the same at $20,000 for the fiscal year ended May 31, 2016 as compared with financing activities of $20,000 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable.

Results of Operation for the Period Ended May 31, 2016

Blue Spa has had no operating revenues since its inception on September 4, 2009, through to May 31, 2016. Blue Spa’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable. From its inception, on September 4, 2009, to May 31, 2016 Blue Spa has raised a total of $17,000 from private offerings of its common shares.

References to the discussion below to fiscal 2016 are to Blue Spa’s fiscal year ended on May 31, 2016. References to fiscal 2015 are to Blue Spa’s fiscal year ended May 31, 2015.

	For the Year Ended May 31, 2016 $	For the Year Ended May 31, 2015 $
	(Audited)	(Audited)
Revenue	–	–

Operating expenses

Administrative and other operating expenses	(30,383)	(23,468)
Interest expenses	(11,858)	(9,909)
Operating loss before income taxes	(42,241)	(33,377)

Income taxes	-	-

Net loss and comprehensive loss	(42,241)	(33,377)

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

Blue Spa had no contingencies or long-term commitments at May 31, 2016.

Tabular Disclosure of Contractual Obligations

Blue Spa is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Blue Spa Incorporated	Form 10-K - 2016	Page 8

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

Blue Spa Incorporated	Form 10-K - 2016	Page 9

Item 8. Financial Statements and Supplementary Data.

BLUE SPA INCORPORATED

(A Development Stage Company)

Financial Statements

May 31, 2016

(Audited)

Blue Spa Incorporated	Form 10-K - 2016	Page 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BLUE SPA INCORPORATED

We have audited the accompanying balance sheet of Blue SPA incorporated (the “Company”) as of May 31, 2016, and the related statements of income, stockholders’ equity and cash flows for the year ended May 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2016, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

DCAW (CPA) Limited

Certified Public Accountants

Hong Kong, 26 August, 2016

Blue Spa Incorporated	Form 10-K - 2016	Page F-1

BLUE SPA INCORPORATED

BALANCE SHEETS

	May 31, 2016	May 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$-	$3,922
Prepaid expenses	-	274

TOTAL ASSETS	$-	$4,196

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities - Note 4	$15,871	$17,685
Amount due to a shareholder	8,001	-
Notes payable - Note 6	154,000	134,000
Interest payable	34,225	22,367

TOTAL LIABILITIES	212,097	174,052

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5
Par Value:$0.0001
Authorized 500,000,000 shares
Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(229,097)	(186,556)

TOTAL STOCKHOLDERS’ DEFICIT	(212,097)	(169,856)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$4,196

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2016	Page F-2

BLUE SPA INCORPORATED

STATEMENTS OF OPERATIONS

	For the	For the
	Year ended	Year ended
	May 31, 2016	May 31, 2015

Administrative and other operating expenses	$30,383	$23,468
Formation cost	-	-

Operating loss before interest expenses	(30,383)	(23,468)
Interest expenses	(11,858)	(9,909)

Operating loss before income taxes	(42,241)	(33,377)
Income Taxes	-	-

Net loss and comprehensive loss	$(42,241)	$(33,377)

Loss per share of common stock
-Basic and diluted	$(0.006)	$(0.005)

Weighted average shares of common stock
-Basic and diluted	7,000,000	7,000,000

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2016	Page F-3

BLUE SPA INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, May 31, 2013	7,000,000	$700	$16,300	$(91,788)	$(74,788)

Net loss and comprehensive loss	-	-	-	(61,691)	(61,691)

Balance, May 31, 2014	7,000,000	$700	$16,300	$(153,479)	$(136,479)

Net loss and comprehensive loss	-	-	-	(33,377)	(33,377)

Balance, May 31, 2015	7,000,000	$700	$16,300	$(186,856)	$(169,856)

Net loss and comprehensive loss	-	-	-	(42,241)	(42,241)

Balance, May 31, 2016	7,000,000	$700	$16,300	$(229,097)	$(212,097)

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2016	Page F-4

BLUE SPA INCORPORATED

STATEMENTS OF CASH FLOWS

	For the	For the
	Year ended	Year ended
	May 31, 2016	May 31, 2015

Cash Flows from operating activities:
Net loss	$(42,241)	$(33,377)

Changes in current assets and liabilities
Prepaid Expenses	274	-
Accounts payable and accrued expenses	(1,814)	3,304
Amount due to a shareholder	8,001	-
Interest payable	11,858	9,909

Net cash used in operating activities	$(23,922)	$(20,164)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-
Notes payable	20,000	20,000

Net Cash generated from financing activities	$20,000	$20,000

Net increase in cash and cash equivalents	(3,922)	(164)

Cash and cash equivalents at beginning of period	3,922	4,086

Cash and cash equivalents at end of period	$-	$3,922

See accompanying notes to financial statements

Blue Spa Incorporated	Form 10-K - 2016	Page F-5

BLUE SPA INCORPORATED

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2016

1.	Organization and Nature of Operations

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

The Company has accumulated a deficit of $229,097 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Blue Spa Incorporated	Form 10-K - 2016	Page F-6

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

For the year ended May 31, 2016 there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

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

Blue Spa Incorporated	Form 10-K - 2016	Page F-7

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

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

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

4.	Accrued expenses

Accrued expenses as of May 31, 2016 are summarized as follows:

	May 31, 2016	May 31, 2015

Accrued audit fee	$11,000	$10,000
Accrued accounting fee	1,575	4,725
Accrued office expenses	3,296	2,960

Total	$15,871	$17,685

5.	Common stock

During the year ended May 31, 2016, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of May 31, 2016. There were no warrants or stock options outstanding as of May 31, 2016.

Blue Spa Incorporated	Form 10-K - 2016	Page F-8

6.	Notes payable

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,358	$4,358
February 22, 2011	1,500	633	2,133
May 17, 2011	7,500	3,026	10,526
September 16, 2011	5,000	1,884	6,884
November 4, 2011	5,000	1,830	6,830
March 15, 2012	10,000	3,371	13,371
December 14,2012	13,000	3,433	16,433

Total	$45,000	$15,535	$60,535

There are six (6) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$3,544	$17,544
September 4, 2013	30,000	6,575	36,575
October 15, 2013	15,000	3,153	18,153
January 8, 2014	10,000	1,916	11,916
December 3, 2014	20,000	2,393	22,393
September 22, 2015	20,000	1,109	21,109

Total	$109,000	$18,690	$127,690

Blue Spa Incorporated	Form 10-K - 2016	Page F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on September 4, 2009, there were no disagreements with Blue Spa’s principal accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304 of Regulation S-K that occurred within Blue Spa’s two most recent fiscal years and the subsequent interim periods. Blue Spa’s Independent Registered Public Accounting Firm since August 26, 2016 has been DCAW (CPA) Limited of Hong Kong, China.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by Blue Spa’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Blue Spa Incorporated	Form 10-K - 2016	Page 11

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on Blue Spa’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by Blue Spa’s Chief Financial Officer in connection with the audit of its financial statements as of May 31, 2016 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of May 31, 2016, Blue Spa’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

There were no changes in Blue Spa’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2016, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting.

Blue Spa Incorporated	Form 10-K - 2016	Page 12

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identify Directors and Executive Officers

Each director of Blue Spa holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Blue Spa’s management team is listed below.

Officer’s Name	Blue Spa Incorporated
Suha Hächler	Director and President, CEO, CFO, Treasurer, Corporate Secretary

Suha Hächler ● Mr. Hächler (68 years old) has been the president, chief executive officer, chief financial officer, treasurer, and corporate secretary of Blue Spa since July 2016 and the sole director of Blue Spa since August 2016. During the past five years, Mr. Hächler has been an entrepreneur and executive officer in several companies, including Xerox AG, where he was involved with the development and implementation of the printing systems. Mr. Hächler is currently teaching business management consultancy at the international school Gustav Käser in Switzerland and also studied economics at the international school HSG St. Gallen in Switzerland.

(b) Identify Significant Employees

Blue Spa has no significant employees other than Mr. Hächler who is Blue Spa’s sole director and officer. Mr. Hächler has devoted and will continue to devote approximately five hours per week or 10% of his working time to Blue Spa’s business.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Blue Spa to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no of the director, officer, or promoter of Blue Spa has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

Blue Spa Incorporated	Form 10-K - 2016	Page 13

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of Blue Spa to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to Blue Spa. Based solely on Blue Spa’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2016 were met, with the exception of the following: (1) Law Yau Yau failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (2) Suha Hächler failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities; and (3) Christopher Grunder failed to file in a timely manner a Form 3 – Initial Statement of Beneficial Ownership of Securities and a Schedule 13D.

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

(h) Identification of Audit Committee

Blue Spa does not have a separately-designated standing audit committee. Rather, Blue Spa’s entire board of directors perform the required functions of an audit committee. Currently, Suha Hächler is the only member of Blue Spa’s audit committee, but he does not meet Blue Spa’s independent requirements for an audit committee member. See “Item 12. (c) Director independence” below for more information on independence.

Blue Spa Incorporated	Form 10-K - 2016	Page 14

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

As of May 31, 2016, Blue Spa did not have a written audit committee charter or similar document.

(i) Code of Ethics

Blue Spa has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Blue Spa undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Blue Spa at 011-41-79-515-5555 to request a copy of Blue Spa’s financial code of ethics. Management believes Blue Spa’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11. Executive Compensation.

Blue Spa has paid no compensation to its named executive officers during its fiscal year ended May 31, 2016.

Summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Suha Hächler President, CEO, and CFO July 2016 - present	2014 2015 2016	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a

Law Yau Yau President, CEO and CFO Sep 2007–July 2016	2014 2015 2016	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil

Since Blue Spa’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or re-priced.

Currently, Blue Spa does not have an employment agreement with Suha Hächler. However, Blue Spa reimburses Mr. Hächler for all reasonable expenses incurred by Mr. Hächler while acting as the sole director and officer of Blue Spa.

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

Blue Spa Incorporated	Form 10-K - 2016	Page 15

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]		(4) Percent of Class [2]

common shares	Christopher Grunder 2316 Pine Ridge Road, 383 Naples, Florida 34109	4,000,000	[3]	57.1%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 7,000,000 common shares issued and outstanding as of August 31, 2016.

[3] The shares are registered in the name of Workplan Holding Inc., and Christopher Grunder is the sole shareholder of that company.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]

common shares	Suha Hächler 403 E. Commerce Street, San Antonio, Texas 78205	Nil	0%

[1] Based on 7,000,000 common shares issued and outstanding as of August 31, 2016.

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

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of Blue Spa with the exception that on July 25, 2016 Law Yau Yau and Workplan Holding Inc. entered into the Purchase Agreement and pursuant thereto Workplan Holding Inc. purchased and Mr. Yau sold an aggregate of four million previously issued and outstanding shares of Blue Spa’s restricted common stock, equal to 57.1% of the issued and outstanding capital stock of Blue Spa for the aggregate purchase price of $4,000.00. Mr. Yau agreed to resign and Mr. Hächler was appointed to fill the Board vacancy, and was appointed as Blue Spa’s sole officer in conjunction with the share purchase transaction. For more details see Exhibit 10.1 – Share Purchase Agreement.

Also, on July 25, 2016, Suha Hächler consented to and was appointed the President, the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Corporate Secretary of Blue Spa by the board of directors.

And finally, effective August 26, 2016, Mr. Hächler was appointed the new sole director of Blue Spa following the effective resignation of Law Yau Yau and the conclusion of the 10-day period following the filing of a Schedule 14f-1 with the Securities and Exchange Commission and the mailing of a copy to each of Blue Spa’s shareholders of record as of August 8, 2016.

The board of directors and management of Blue Spa currently consists of Suha Hächler as the sole director and as the President, the Chief Executive Officer, the Chief Financial Officer, the Treasurer, and the Corporate Secretary of Blue Spa.

Blue Spa Incorporated	Form 10-K - 2016	Page 16

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

(b) Promoters and control persons

From inception of Blue Spa on September 4, 2009 to July 2016, Law Yau Yau was the only promoter of Blue Spa’s business, and now Suha Hächler is the only promoter of Blue Spa’s business. Neither Mr. Yau Yau nor Mr. Hächler has received anything of value from Blue Spa nor is any person entitled to receive anything of value from Blue Spa for services provided as a promoter of the business of Blue Spa.

(c) Director independence

Blue Spa’s board of directors currently solely consists of Suha Hächler. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, Blue Spa’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of Blue Spa or any other individual having a relationship which, in the opinion of Blue Spa’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Blue Spa in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of Blue Spa’s stock will not preclude a director from being independent.

In applying this definition, Blue Spa’s board of directors has determined that Mr. Hächler does not qualify as an “independent director” pursuant to the same rule.

As of the date of the report, Blue Spa did not maintain a separately designated compensation or nominating committee.

Blue Spa has also adopted this definition for the independence of the members of its audit committee. Suha Hächler is the sole member of Blue Spa’s audit committee as a result of being the sole director. Blue Spa’s board of directors has determined that Mr. Hächler is not “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

2016 - $11,000 – DCAW (CPA) Limited – Certified Public Accountants

2015 - $10,000 – Dominic K.F. Chan & Co – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Blue Spa’s financial statements and are not reported in the preceding paragraph:

2016 - $3,000 – Dominic K.F. Chan & Co – Chartered Accountants

2015 - $3,000 – Dominic K.F. Chan & Co – Chartered Accountants

Blue Spa Incorporated	Form 10-K - 2016	Page 17

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016 - $nil – DCAW (CPA) Limited – Certified Public Accountants

2015 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016 - $nil – DCAW (CPA) Limited – Certified Public Accountants

2015 - $nil – Dominic K.F. Chan & Co – Chartered Accountants

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

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 between Workplan Holding Inc. and Law Yau Yau, filed as an exhibit to Blue Spa’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s 2010 registration statement on Form S-1 filed on September 13, 2009, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Blue Spa Incorporated for the fiscal year ended May 31, 2016, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

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

Blue Spa Incorporated	Form 10-K - 2016	Page 18

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

	By:	/s/ Suha Hächler
	Name:	Suha Hächler
	Title:	Director and President
	Dated:	September 6, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Blue Spa Incorporated and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Suha Hächler

President, Chief Executive Officer,

Principal Executive Officer, Treasurer,

Corporate Secretary,

Chief Financial Officer,

Principal Financial Officer, and

Principal Accounting Officer

Member of the Board of Directors

September 6, 2016
Suha Hächler

Blue Spa Incorporated	Form 10-K - 2016	Page 19