Form 10-Q
period 2016-08-31
Blue Spa Inc
filed 2016-10-17
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended August 31, 2016

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________ to ________________

Commission file number 000-54875

Blue Spa Incorporated
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

403 E. Commerce Street, San Antonio, Texas	78205
(Address of principal executive offices)	(Zip Code)

011-41-79-515-5555

(Registrant’s telephone number, including area code)

26/F Building A, Time Plaza, 2 Zongfu Road, Chengdu, China, 610016

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

[  ] Yes [X] No

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 17, 2016
common stock - $0.0001 par value	7,000,000

Form 10-Q – Q1	Blue Spa Incorporated	Page 2

part I – financial information

Item 1. Financial Statements.

BLUE SPA INCORPORATED

Financial Statements

For The Three Months Ended August 31, 2016

(Stated in US Dollars)

Form 10-Q – Q1	Blue Spa Incorporated	Page 3

BLUE SPA INCORPORATED

interim Financial Statements

For the three Months Ended August 31, 2016

Form 10-Q – Q1	Blue Spa Incorporated	Page 4

BLUE SPA INCORPORATED

BALANCE SHEETS

UNAUDITED

	August 31, 2016	May 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$21,933	$-
Prepaid expenses	-	-

TOTAL ASSETS	$21,933	$-

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities - Note 5	$28,287	$15,871
Amount due to a shareholder	8,001	8,001
Notes payable - Note 7	180,000	154,000
Interest payable	37,474	34,225

TOTAL LIABILITIES	253,762	212,097

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6
Par Value:$0.0001
Authorized 500,000,000 shares
Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(248,829)	(229,097)

TOTAL STOCKHOLDERS’ DEFICIT	(231,829)	(212,097)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,933	$-

See accompanying notes to financial statements

Form 10-Q – Q1	Blue Spa Incorporated	Page 5

BLUE SPA INCORPORATED

STATEMENTS OF OPERATIONS

UNAUDITED

	For the three Months ended August 31, 2016	For the three Months ended August 31, 2015

Administrative and other operating expenses	$16,483	$2,809
Formation cost	-	-

Operating loss before interest expenses	(16,483)	(2,809)
Interest expenses	(3,249)	(2,702)

Operating loss before income taxes	(19,732)	(5,511)
Income Taxes	-	-

Net loss and comprehensive loss	$(19,732)	$(5,511)

Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.001)

Weighted average shares of common stock
-Basic and diluted	7,000,000	7,000,000

See accompanying notes to financial statements

Form 10-Q – Q1	Blue Spa Incorporated	Page 6

BLUE SPA INCORPORATED

STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, May 31, 2014	7,000,000	$700	$16,300	$(153,479)	$(136,479)

Net loss and comprehensive loss	-	-	-	(33,377)	(33,377)

Balance, May 31, 2015	7,000,000	$700	$16,300	$(186,856)	$(169,856)

Net loss and comprehensive loss	-	-	-	(42,241)	(42,241)

Balance, May 31, 2016	7,000,000	$700	$16,300	$(229,097)	$(212,097)

Net loss and comprehensive loss	-	-	-	(19,732)	(19,732)

Balance, August 31, 2016	7,000,000	$700	$16,300	$(248,829)	$(231,829)

See accompanying notes to financial statements

Form 10-Q – Q1	Blue Spa Incorporated	Page 7

BLUE SPA INCORPORATED

STATEMENTS OF CASH FLOWS

	For the three Months ended August 31, 2016	For the three Months ended August 31, 2015

Cash Flows from operating activities:
Net loss	$(19,732)	$(5,511)

Changes in current assets and liabilities
Prepaid Expenses	-	-
Accounts payable and accrued expenses	12,416	(725)
Amount due to a shareholder	-	-
Interest payable	3,249	2,702

Net cash used in operating activities	$(4,067)	$(3,534)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-
Notes payable	26,000	-

Net Cash generated from financing activities	$26,000	$-

Net increase in cash and cash equivalents	21,933	(3,534)

Cash and cash equivalents at beginning of period	-	3,922

Cash and cash equivalents at end of period	$21,933	$388

See accompanying notes to financial statements

Form 10-Q – Q1	Blue Spa Incorporated	Page 8

BLUE SPA INCORPORATED

NOTES TO INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2016

1.	Organization and Nature of Operations

Blue Spa Incorporated (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early developmental stage since its formation and has not realized any revenues from its planned operations. The Company was engaged in the development of an internet based retailer of a multi-channel concept combining a wholesale distribution with a retail strategy relating to the quality personal care products, fitness apparel and related accessories. The Company obtained a majority vote from its shareholders to amend the Company’s name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” to better reflect the new direction it plans to undertake in the oil and gas business. The name change will be effected on or around October 20, 2016 or as soon as practicable, pending regulatory approval.

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

The Company has accumulated a deficit of $248,829 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s May 31, 2016 annual financial statements. Operating results for the three month period ended August 31, 2016 are not necessarily indicative of the results that can be expected for the year ended May 31, 2017.

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended May 31, 2016.

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

Form 10-Q – Q1	Blue Spa Incorporated	Page 9

5.	Accrued expenses

Accrued expenses as of August 31, 2016 are summarized as follows:

	August 31, 2016	May 31, 2016

Accrued audit fee	$11,000	$11,000
Accrued accounting fee	1,575	1,575
Accrued legal fee	15,500	-
Accrued office expenses	212	3,296

Total	$28,287	$15,871

6.	Common stock

During the period ended August 31, 2016, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of August 31, 2016. There were no warrants or stock options outstanding as of August 31, 2016.

7.	Notes payable, due to Shareholders

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,418	$4,418
February 22, 2011	1,500	663	2,163
May 17, 2011	7,500	3,178	10,678
September 16, 2011	5,000	1,985	6,985
November 4, 2011	5,000	1,930	6,930
March 15, 2012	10,000	3,573	13,573
December 14,2012	13,000	3,696	16,696

Total	$45,000	$16,443	$61,443

There are two (2) unsecure promissory notes bearing interest at 4% per annum which are due on demand.

Date	Principal	Interest	Total

July 4, 2016	$1,000	$6	$1,006
July 12, 2016	25,000	137	25,137

Total	$26,000	$143	$26,143

Form 10-Q – Q1	Blue Spa Incorporated	Page 10

There are six (6) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$3,826	$17,826
September 4, 2013	30,000	7,180	37,180
October 15, 2013	15,000	3,455	18,455
January 8, 2014	10,000	2,117	12,117
December 3, 2014	20,000	2,797	22,797
September 22, 2015	20,000	1,512	21,512

Total	$109,000	$20,887	$129,887

8.	Subsequent Events

On September 15, 2016, the Company entered into a notes payable with a shareholder of the Company in the amount of $20,000. The note bears an interest rate of 4% per annum and is due on demand.

Subsequent to August 31, 2016, the Company obtained a majority vote from its shareholders to amend the Company’s name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” The name change will be effected on or around October 20, 2016 or as soon as practicable, pending regulatory approval.

Form 10-Q – Q1	Blue Spa Incorporated	Page 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Blue Spa’s financial condition, changes in financial condition and results of operations for the three months ended August 31, 2016 should be read in conjunction with Blue Spa’s unaudited interim financial statements and related notes for the three months ended August 31, 2016.

Blue Spa is a startup company that intends to expand its online business and to focus on, identify, and assess new oil and gas projects for acquisition that are global in nature. Blue Spa is currently a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. It is management’s intent to develop its existing assets or acquire new assets that will generate revenues for Blue Spa and so that Blue Spa will no longer be deemed a “shell” company. Management will continue to focus on the development, production, wholesale distribution, and retail sales of quality natural skin and body care products, fitness apparel, and related accessories, and will also focus on new oil and gas projects on an international level. In anticipation of expanding its business, management has decided that Blue Spa should begin the timely process of changing its name. Management believes that a name change will result in Blue Spa having a name that more accurately reflects the expanded focus of its business.

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

Plan of Operation

Blue Spa’s plan of operation for the next 12 months is to:

1. Strengthen its management and board of directors.

2. Identify, and assess new oil and gas projects for acquisition.

3. Develop and launch its website.

Form 10-Q – Q1	Blue Spa Incorporated	Page 12

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $1,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $12,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to Blue Spa’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $16,000 in complying with Blue Spa’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of Blue Spa’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As at August 31, 2016, Blue Spa had cash of $21,933 and total liabilities of $253,762. Accordingly, Blue Spa will require additional financing in the amount of $259,829 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Three Month Period Ended August 31, 2016

At August 31, 2015, Blue Spa had a cash balance of $21,933388 and a working capital deficiency of $231,829 for the three month period ended August 31, 2016, compared to a cash balance of $nil and negative cash flows from operating activities of $212,097 for the fiscal period ended May 31, 2016.

The notes to Blue Spa’s unaudited interim financial statements as of August 31, 2016, disclose its uncertain ability to continue as a going concern. Blue Spa has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result Blue Spa has accumulated a deficit of $248,829 since inception. As of August 31, 2016, Blue Spa had $253,762 in current liabilities compared to $212,097 for the time period ended May 31, 2016. When its current liabilities are offset against its current assets of $21,933 Blue Spa is left with a negative working capital of $231,829.

While Blue Spa has successfully generated sufficient working capital through the sale of common stock and management believes that Blue Spa can continue to do so for the next year, there are no assurances that Blue Spa will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the three month period ended August 31, 2016 was a net loss of $4,067, which was primarily due to a increase in accrued expenses of $12,416 and an increase in interest payable of $3,249, compared to a net loss of $3,534 for the same time period for the prior fiscal period, which was primarily due to a net loss of $5,511, a decrease in accrued expenses of $725 and an increase in interest payable of $2,702.

Form 10-Q – Q1	Blue Spa Incorporated	Page 13

Net Cash Flows From Investing Activities. Blue Spa did not have any net cash flow from investing activities during the three month period ended August 31, 2016 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. Blue Spa’s net cash flow from financing activities during the three month period ended August 31, 2016 was $26,000 due to notes payable, compared to $nil for the same time period for the prior fiscal period.

Results of Operations – Three months ended August 31, 2016 and August 31, 2015

References to the discussion below to fiscal 2016 are to Blue Spa’s current fiscal year, which ended on May 31, 2016. References to fiscal 2015 are to Blue Spa’s fiscal year ended May 31, 2015.

	For the Three Months Ended August 31, 2016 $	For the Three Months Ended August 31, 2015 $

Revenue	-	-

Operating expenses

Administrative and other operating expenses	(16,483)	(2,809)
Interest expenses	(3,249)	(2,702)
Operating loss before income taxes	(19,732)	(5,511)

Income taxes	-	-

Net loss and comprehensive loss	(19,732)	(5,511)

Three Month Period Ended August 31, 2016

Net Loss. During the three month period ended August 31, 2016, Blue Spa had a net loss of $19,732 or $(0.003) per share. The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when Blue Spa had a net loss of $5,511 or $ (0.001) per share, which was primarily due to administrative and other operating expenses and interest expenses.

Revenue. Blue Spa had no operating revenues since its inception on September 4, 2009, through to August 31, 2016. Blue Spa’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. Blue Spa’s operating expenses during the three month period ended August 31, 2016 were $19,732. The operating expenses were due to $16,483 in administrative and other operating expenses and $3,249 in interest expenses.

Going Concern

Blue Spa has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming Blue Spa will continue as a going concern.

Form 10-Q – Q1	Blue Spa Incorporated	Page 14

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

Contingencies and Commitments

Blue Spa had no contingencies or long-term commitments at August 31, 2016.

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

Form 10-Q – Q1	Blue Spa Incorporated	Page 15

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

Concentration of Credit Risk

Blue Spa places its cash and cash equivalents with a high credit quality financial institution. Blue Spa maintains United States Dollars. Blue Spa minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

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

Form 10-Q – Q1	Blue Spa Incorporated	Page 16

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of Blue Spa’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Blue Spa’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, Blue Spa failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended August 31, 2016. As a result, Blue Spa’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that Blue Spa’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in Blue Spa’s internal controls over financial reporting during the quarter ended August 31, 2016, that materially affected, or are reasonably likely to materially affect, Blue Spa’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of Blue Spa’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

Form 10-Q – Q1	Blue Spa Incorporated	Page 17

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

Blue Spa has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. Blue Spa undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact Blue Spa at 403 E. Commerce Street, San Antonio, Texas, 78205 to request a copy of Blue Spa’s code of ethics. Management believes Blue Spa’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to Blue Spa’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-169331.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to Blue Spa’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 between Workplan Holding Inc. and Law Yau Yau, filed as an exhibit to Blue Spa’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to Blue Spa’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Blue Spa Incorporated for the quarter ended August 31, 2016, formatted in XBRL: (i) the Interim Balance Sheets, (ii) the Interim Statements of Operations; (iii) the Interim Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q1	Blue Spa Incorporated	Page 18

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Blue Spa Incorporated has caused this report to be signed on its behalf by the undersigned duly authorized person.

Blue Spa Incorporated

Dated: October 17, 2016	By:	/s/ Suha Hächler
	Name:	Suha Hächler
President and Chief Executive Officer
(Principal Executive Officer)