Form 10-Q
period 2016-11-30
Sustainable Petroleum Group Inc.
filed 2017-01-18
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended November 30, 2016

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from _______________________ to _______________________

Commission file number 000-54875

sustainable petroleum group inc.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 383, 2316 Pine Ridge Road, Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

239-316-4593
(Registrant’s telephone number, including area code)

Blue Spa Incorporated
403 E. Commerce Street, San Antonio, Texas, 78205
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

[X] Yes    [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 13, 2017

common stock - $0.0001 par value	7,000,000

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 2

part I – financial information

Item 1. Financial Statements.

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly Blue Spa Incorporated)

Financial Statements

For The Six Months Ended November 30, 2016

(Stated in US Dollars)

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 3

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly Known as Blue Spa Incorporated)

INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2016

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 4

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

CONDENSED BALANCE SHEETS

UNAUDITED

	November 30, 2016	May 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$1,668	$-
Prepaid expenses	9,166	-

TOTAL ASSETS	$10,834	$-

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities - Note 5	$19,956	$15,871
Amount due to a shareholder	8,001	8,001
Notes payable - Note 7	200,000	154,000
Interest payable	40,971	34,225

TOTAL LIABILITIES	268,928	212,097

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6
Par Value:$0.0001
Authorized 500,000,000 shares
Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(275,094)	(229,097)

TOTAL STOCKHOLDERS’ DEFICIT	(258,094)	(212,097)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,834	$-

See accompanying notes to financial statements

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 5

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Administrative and other operating expenses	$(22,768)	$(6,794)	$(39,251)	$(9,603)
Formation cost	-	-	-	-

Operating loss before interest expenses	(22,768)	(6,794)	(39,251)	(9,603)
Interest expenses	(3,497)	(2,980)	(6,746)	(5,682)

Operating loss before income taxes	(26,265)	(9,774)	(45,997)	(15,285)
Income Taxes	-	-	-	-

Net loss and comprehensive loss	$(26,265)	$(9,774)	$(45,997)	$(15,285)

Loss per share of common stock
-Basic and diluted	$(0.004)	$(0.001)	$(0.007)	$(0.002)

Weighted average shares of common stock
-Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to financial statements

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 6

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, May 31, 2015	7,000,000	$700	$16,300	$(186,856)	$(169,856)

Net loss and comprehensive loss	-	-	-	(42,241)	(42,241)

Balance, May 31, 2016	7,000,000	$700	$16,300	$(229,097)	$(212,097)

Net loss and comprehensive loss	-	-	-	(45,997)	(45,997)

Balance, November 30, 2016	7,000,000	$700	$16,300	$(275,094)	$(258,094)

See accompanying notes to financial statements

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 7

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

CONDENSED STATEMENTS OF CASH FLOWS

	For the six	For the six
	Months ended	Months ended
	November 30, 2016	November 30, 2015

Cash Flows from operating activities:
Net loss	$(45,997)	$(15,285)

Changes in current assets and liabilities
Prepaid Expenses	(9,166)	-
Accounts payable and accrued expenses	4,085	(11,350)
Amount due to a shareholder	-	-
Interest payable	6,746	5,682

Net cash used in operating activities	$(44,332)	$(20,953)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-
Notes payable	46,000	20,000

Net Cash generated from financing activities	$46,000	$20,000

Net increase in cash and cash equivalents	1,668	(953)

Cash and cash equivalents at beginning of period	-	3,922

Cash and cash equivalents at end of period	$1,668	$2,969

See accompanying notes to financial statements

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 8

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2016

1.	Organization and Nature of Operations

Blue Spa Incorporated (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009. The Company is in its early developmental stage since its formation and has not realized any revenues from its planned operations. The Company was engaged in the development of an internet based retailer of a multi-channel concept combining a wholesale distribution with a retail strategy relating to the quality personal care products, fitness apparel and related accessories. The Company obtained a majority vote from its shareholders to amend the Company’s name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” to better reflect the new direction it plans to undertake in the oil and gas business. The name change was effected December 19, 2016. The Company plans to expand its online business and to focus, identify and assess new oil and gas projects for acquisition that are global in nature.

The Company has chosen a fiscal year end May 31.

2.	Going Concern

These interim condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $275,094 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s May 31, 2016 annual financial statements. Operating results for the six month period ended November 30, 2016 are not necessarily indicative of the results that can be expected for the year ended May 31, 2017.

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

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 9

5.	Accrued expenses

Accrued expenses as of November 30, 2016 are summarized as follows:

	November 30, 2016	May 31, 2016

Accrued audit fee	$-	$11,000
Accrued accounting fee	2,575	1,575
Accrued legal fee	17,056	-
Accrued office expenses	325	3,296

Total	$19,956	$15,871

6.	Common stock

During the period ended November 30, 2016, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of November 30, 2016. There were no warrants or stock options outstanding as of November 30, 2016.

7.	Notes payable, due to Shareholders

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,478	$4,478
February 22, 2011	1,500	693	2,193
May 17, 2011	7,500	3,327	10,827
September 16, 2011	5,000	2,084	7,084
November 4, 2011	5,000	2,030	7,030
March 15, 2012	10,000	3,772	13,772
December 14, 2012	13,000	3,955	16,955

Total	$45,000	$17,339	$62,339

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 10

There are three (3) unsecure promissory notes bearing interest at 4% per annum which are due on demand.

Date	Principal	Interest	Total

July 4, 2016	$1,000	$16	$1,016
July 12, 2016	25,000	386	25,386
September 15, 2016	20,000	167	20,167

Total	$46,000	$569	$46,569

There are six (6) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$4,106	$18,106
September 4, 2013	30,000	7,779	37,779
October 15, 2013	15,000	3,755	18,755
January 8, 2014	10,000	2,317	12,317
December 3, 2014	20,000	3,196	23,196
September 22, 2015	20,000	1,911	21,911

Total	$109,000	$23,063	$132,063

8.	Subsequent Events

On December 19, 2016, the Company entered into a notes payable with a shareholder of the Company in the amount of $13,901. The note bears an interest rate of 4% per annum and is due on demand.

The Company obtained a majority vote from its shareholders to amend the Company’s name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” The name change was effected December 19, 2016.

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Sustainable Petroleum Group Inc.’s financial condition, changes in financial condition and results of operations for the six months ended November 30, 2016 should be read in conjunction with its unaudited interim financial statements and related notes for the six months ended November 30, 2016.

Sustainable Petroleum Group Inc. (“SPGX”) is positioning to become a globally integrated oil and gas company through value based investments and partnerships across the natural resource sector. The company has initiated its goals by actively seeking investments and partnerships in the best projects and companies available on the market. SPGX is currently a “shell” company as defined by the SEC as a result of only having nominal operations and nominal assets. It is management’s intent to develop its existing assets or acquire new assets that will generate revenues for SPGX and so that SPGX will no longer be deemed a “shell” company. In anticipation of expanding its business, SPGX has recently changed its name effective December 19, 2016. Management believes that the name change more accurately reflects the expanded focus of its business.

SPGX has not commenced significant operations nor generated any revenues and is considered a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 Accounting and Reporting by Development Stage Enterprises, and follows the guideline of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codifications (“ASC”) Topic 915 Development State Entities.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding SPGX’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding SPGX’s ability to carry out its planned development and production of products. Forward-looking statements are made, without limitation, in relation to SPGX’s operating plans, SPGX’s liquidity and financial condition, availability of funds, operating and exploration costs and the market in which SPGX competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports SPGX files with the SEC. These factors may cause SPGX’s actual results to differ materially from any forward-looking statement. SPGX disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

SPGX’s plan of operation for the next 12 months is to:

1. Continue to strengthen its management and board of directors with members who are capable in strategic planning, partnership and alliance building.

2. During the first quarter of 2017 the company will expand upon its plan with cost estimates on the following initiatives:

i) Oil and gas projects for participation or acquisition.

ii) Strategic investment into projects and partnerships across the global resource sector.

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 12

3. Complete the development and launch of its corporate website.

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $2,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $24,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $16,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of SPGX’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As at November 30, 2016, SPGX had cash of $1,668 and total liabilities of $268,928. Accordingly, SPGX will require additional financing in the amount of $307,260 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this report, management believes that financing will be required to fund SPGX’s plan of operations. Management anticipates that additional funding will be in the form of debt or equity financing from the sale of SPGX’s common stock. However, SPGX does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding to fund its plan of operations. In the absence of such financing, SPGX will not be able to develop its business and its business plan will fail. Even if SPGX is successful in obtaining financing and furthering its plan of operations, additional development of its assets will be required. If SPGX does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Risk Factors

An investment in SPGX’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in SPGX’s Form S-1/A – Amendment #3 filed on December 15, 2011.

Liquidity and Capital Resources

Six Month Period Ended November 30, 2016

At November 30, 2016, SPGX had a cash balance of $1,668 and a working capital deficiency of $258,094 for the six month period ended November 30, 2016, compared to a cash balance of $nil and negative cash flows from operating activities of $212,097 for the fiscal period ended May 31, 2016.

The notes to SPGX’s unaudited interim financial statements as of November 30, 2016, disclose its uncertain ability to continue as a going concern. SPGX has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result SPGX has accumulated a deficit of $275,094 since inception. As of November 30, 2016, SPGX had $268,928 in current liabilities compared to $212,097 for the time period ended May 31, 2016. When its current liabilities are offset against its current assets of $10,834 SPGX is left with a negative working capital of $258,094.

While SPGX has successfully generated sufficient working capital through the sale of common stock and management believes that SPGX can continue to do so for the next year, there are no assurances that SPGX will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 13

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the six month period ended November 30, 2016 was a net loss of $45,997, which was primarily due to a increase in accrued expenses of $4,085, an increase in interest payable of $6,746 and costs relating to the name change of the Company, compared to a net loss of $15,285 for the same time period for the prior fiscal period, which was primarily due to a decrease in accrued expenses of $11,350 and an increase in interest payable of $5,682.

Net Cash Flows From Investing Activities. SPGX did not have any net cash flow from investing activities during the six month period ended November 30, 2016 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. SPGX’s net cash flow from financing activities during the six month period ended November 30, 2016 was $46,000 due to notes payable, compared to $20,000 for the same time period for the prior fiscal period.

Results of Operations – Six months ended November 30, 2016 and November 30, 2015

References to the discussion below to fiscal 2016 are to SPGX’s current fiscal year, which ended on May 31, 2016. References to fiscal 2015 are to SPGX’s fiscal year ended May 31, 2015.

	For the Three Months Ended November 30 2016 $	For the Three Months Ended November 30 2015 $	For the Six Months Ended November 30 2016 $	For the Six Months Ended November 30 2015 $

Revenue	–	–	–	–

Operating expenses

Administrative and other operating expenses	(22,768)	(6,794)	(39,251)	(9,603)
Formation cost	-	-	-	-
Interest expenses	(3,497)	(2,980)	(6,746)	(5,682)
Operating loss before income taxes	(26,265)	(9,774)	(45,997)	(15,285)

Income taxes	-	-	-

Net loss and comprehensive loss	(26,265)	(9,774)	(45,997)	(15,285)

Six Month Period Ended November 30, 2016

Net Loss. During the six month period ended November 30, 2016, SPGX had a net loss of $45,997 or $(0.007) per share. The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $15,285 or $ (0.002) per share, which was primarily due to administrative and other operating expenses and interest expenses.

Revenue. SPGX had no operating revenues since its inception on September 4, 2009, through to November 30, 2016. SPGX’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. SPGX’s operating expenses during the six month period ended November 30, 2016 were $45,997. The operating expenses were due to $39,251 in administrative and other operating expenses and $6,746 in interest expenses.

Going Concern

SPGX has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming SPGX will continue as a going concern.

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 14

Future Financings

Management anticipates raising financing through debt financing or the sale of SPGX’s common stock in order to continue to fund its business operations. Issuances of additional common stock will result in dilution to SPGX’s existing stockholders. There is no assurance that SPGX will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

Inflation

Management does not believe that inflation will have a material impact on SPGX’s future operations.

Off-balance Sheet Arrangements

SPGX has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

SPGX had no contingencies or long-term commitments at November 30, 2016.

Tabular Disclosure of Contractual Obligations

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Critical Accounting Policies

SPGX’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of SPGX’s financial statements is critical to an understanding of SPGX’s financial statements.

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

Development Stage Company

SPGX is a developmental stage company, and follows the guideline of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codifications (“ASC”) Topic 915 Development State Entities. All losses accumulated since inception has been considered as part of SPGX’s development stage activities.

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 15

Website Development Costs

SPGX recognized the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs SPGX follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

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

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values. The fair value of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short term note - related party, approximate their carrying values since they are short term in nature and they are receivable or payable on demand. Management is of the opinion that SPGX is exposed to significant interest or credit risks arising from the bank-held assets. SPGX is operating outside the United States of America and may have significant exposure to foreign currency risk due to the fluctuation of the currency in which SPGX operates and the U.S. dollar. SPGX accounts for certain assets and liabilities at fair value.

Concentration of Credit Risk

SPGX places its cash and cash equivalents with a high credit quality financial institution. SPGX maintains United States Dollars. SPGX minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Foreign Currency Translation

SPGX is located and operating outside of the United States of America. The functional currency of SPGX is the U.S. Dollar. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Research and Development Costs

Research and development costs will be expensed as incurred.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 16

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in SPGX’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including SPGX’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, SPGX failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended November 30, 2016. As a result, SPGX’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that SPGX’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in SPGX’s internal controls over financial reporting during the quarter ended November 30, 2016, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of SPGX’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect SPGX’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that SPGX’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Part II – Other Information

Item 1. Legal Proceedings.

SPGX is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of SPGX’s property or assets are the subject of any pending legal proceedings.

Item 1A. Risk Factors.

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) SPGX did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) SPGX did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of SPGX. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, SPGX reported all information that was required to be disclosed in a report on Form 8-K.

SPGX has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. SPGX undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact SPGX at 403 E. Commerce Street, San Antonio, Texas, 78205 to request a copy of SPGX’s code of ethics. Management believes SPGX’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to SPGX’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-169331.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 between Workplan Holding Inc. and Law Yau Yau, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Sustainable Petroleum Group Inc. for the quarter ended November 30, 2016, formatted in XBRL: (i) the Interim Balance Sheets, (ii) the Interim Statements of Operations; (iii) the Interim Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q2	Sustainable Petroleum Group Inc.	Page 18

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Petroleum Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

sustainable petroleum group inc.

Dated: January 18, 2017	By:	/s/ Dr. Philip Grothe
	Name:	Dr. Philip Grothe
President and Chief Executive Officer
(Principal Executive Officer)