Form 10-K/A
period 2016-05-31
Sustainable Petroleum Group Inc.
filed 2017-02-03
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

1st Amendment

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended May 31, 2016

[ ]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________ to

Commission file number 000-54875

sustainable petroleum group inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	00-0000000
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 383, 2316 Pine Ridge Road, Naples Florida	34109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 239-316-4593

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation); Exhibit 3.2 (By-laws); and Exhibit 3.3 (Certificate of Amendment); all filed as exhibits to the company’s registration statement on Form S-1 filed on December 17, 2010; and Exhibit 10.1 (Share Purchase Agreement) filed as an Exhibit to the company’s Form 8-K (Current Report) on August 11, 2016.

Sustainable Petroleum Group Inc.

Form 10-K/A

1st Amendment

EXPLANATORY NOTE

This Form 10-K/A – 1st Amendment for the fiscal year ended May 31, 2016, which was originally filed on September 6, 2016 (the “Report”), is being filed (1) to revise Part II to include a signed report from each of the company’s new and previous independent registered accounting firm in Item 8 - Financial Statements and Supplementary Data to cover the balance sheets as of the end of each of the most recent two fiscal years and audited statements of income, cash flows and changes in stockholders’ equity for each of the two fiscal years presented, and (2) to include updated certifications in Exhibit 31 and Exhibit 32.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report. The company has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Form 10-K/A should be read in conjunction with the company’s filings made with the SEC subsequent to the filing of the original Form 10-K on September 6, 2016 (SEC Accession No. 0001493152-16-013103).

Sustainable Petroleum Group Inc.	Form 10-K/A - 2016 - 1st Amendment	Page 2

PART II

Item 8. Financial Statements and Supplementary Data.

BLUE SPA INCORPORATED

(A Development Stage Company)

Financial Statements

For The Year Ended May 31, 2016

(Stated in US Dollars)

Sustainable Petroleum Group Inc.	Form 10-K/A - 2016 - 1st Amendment	Page 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BLUE SPA INCORPORATED

We have audited the accompanying balance sheet of Blue SPA incorporated (the “Company”) a development stage company as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit and other comprehensive loss, and cash flows for the years then ended , and for the period from September 4, 2009 (inception) through May 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, he financial position of the Company as of May 31, 2015, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company in in the development stage and has limited operations, its ability to continue as a going concern is dependent upon its ability to obtain additional financing and/or achieve a sustainable profitable level of operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dominic K.F. Chan & Co
Certified Public Accountants
Hong Kong, July 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BLUE SPA INCORPORATED

We have audited the accompanying balance sheet of Blue SPA incorporated (the "Company") as of May 31, 2016, and the related statements of income, stockholders' equity and cash flows for the year ended May 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

F-10

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Petroleum Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable petroleum group inc.

By	/s/ Dr. Philip Grothe
Name:	Dr. Philip Grothe
Title:	Director and President
Dated:	February 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Sustainable Petroleum Group Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
President, Chief Executive Officer, and Principal Executive Officer

/s/ Dr. Philip Grothe	Member of the Board of Directors	February 3, 2017
Dr. Philip Grothe

Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Corporate Secretary,

/s/ Suha Hächler	Member of the Board of Directors	February 3, 2017
Suha Hächler
/s/ Stefan Mühlbauer	Member of the Board of Directors	February 3, 2017
Stefan Mühlbauer

Sustainable Petroleum Group Inc.	Form 10-K/A - 2016 - 1st Amendment	Page 4