Form 10-Q
period 2017-02-28
Sustainable Petroleum Group Inc.
filed 2017-04-13
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended  February 28, 2017

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from _________________________ to _________________________

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

[X] Yes [  ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 10, 2017
common stock - $0.0001 par value	8,250,000

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 2

part I – financial information

Item 1. Financial Statements.

Sustainable petroleum group inc.

(fka Blue Spa Incorporated)

interim CONDENSED Financial Statements

For the nine Months Ended February 28, 2017

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 3

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly Blue Spa Incorporated)

Financial Statements

For The Nine Months Ended February 28, 2017

(Stated in US Dollars)

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 4

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly Known as Blue Spa Incorporated)

INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2017

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 5

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

CONDENSED BALANCE SHEETS

UNAUDITED

	February 28, 2017	May 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$9,175	$-
Prepaid expenses	7,792	-

TOTAL ASSETS	$16,967	$-

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities - Note 5	$6,630	$15,871
Amount due to a director	100	-
Amount due to a shareholder	8,001	8,001
Notes payable - Note 7	223,901	154,000
Interest payable	44,617	34,225

TOTAL LIABILITIES	283,249	212,097

Going Concern - Note 2

STOCKHOLDERS’ DEFICIT
Common Stock - Note 6
Par Value:$0.0001
Authorized 500,000,000 shares
Common Stock Issued 7,000,000	700	700
Additional Paid in Capital	16,300	16,300
Deficit Accumulated during the development stage	(283,282)	(229,097)

TOTAL STOCKHOLDERS’ DEFICIT	(266,282)	(212,097)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,967	$-

See accompanying notes to financial statements

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 6

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	February 29, 2017	February 29, 2016	February 29, 2017	February 29, 2016

Administrative and other operating expenses	$(4,642)	$(6,273)	$(43,793)	$(15,877)
Formation cost	-	-	-	-

Operating loss before interest expenses	(4,542)	(6,273)	(43,793)	(15,877)
Interest expenses	(3,646)	(3,072)	(10,392)	(8,753)

Operating loss before income taxes	(8,188)	(9,345)	(54,185)	(24,630)
Income Taxes	-	-	-	-

Net loss and comprehensive loss	$(8,188)	$(9,345)	$(54,185)	$(24,630)

Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.001)	$(0.008)	$(0.004)

Weighted average shares of common stock
-Basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000

See accompanying notes to financial statements

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 7

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

				Deficit
				accumulated
			Additional	during the
	Common		Paid-in	development
	Shares	Amount	Capital	stage	Total

Balance, May 31, 2015	7,000,000	$700	$16,300	$(186,856)	$(169,856)

Net loss and comprehensive loss	-	-	-	(42,241)	(42,241)

Balance, May 31, 2016	7,000,000	$700	$16,300	$(229,097)	$(212,097)

Net loss and comprehensive loss	-	-	-	(54,185)	(54,185)

Balance, February 28, 2017	7,000,000	$700	$16,300	$(283,282)	$(266,282)

See accompanying notes to financial statements

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 8

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

CONDENSED STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	Months ended	Months ended
	February 29, 2017	February 29, 2016

Cash Flows from operating activities:
Net loss	$(54,185)	$(24,630)

Changes in current assets and liabilities
Prepaid Expenses	(7,792)	274
Accounts payable and accrued expenses	(9,141)	(7,843)
Interest payable	10,392	8,753

Net cash used in operating activities	$(60,726)	$(23,446)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-
Notes payable	69,901	20,000

Net Cash generated from financing activities	$69,901	$20,000

Net increase in cash and cash equivalents	9,175	(3,446)

Cash and cash equivalents at beginning of period	-	3,922

Cash and cash equivalents at end of period	$9,175	$476

See accompanying notes to financial statements

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 9

SUSTAINABLE PETROLEUM GROUP INC.

(F/K/A BLUE SPA INCORPORATED)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

FEBRUARY 28, 2017

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

The Company has accumulated a deficit of $283,282 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with the Company’s May 31, 2016 annual financial statements. Operating results for the nine month period ended February 28, 2017 are not necessarily indicative of the results that can be expected for the year ended May 31, 2017.

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

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 10

5.	Accrued expenses

Accrued expenses as of February 28, 2017 are summarized as follows:

	February 28, 2017	May 31, 2016

Accrued audit fee	$-	$11,000
Accrued accounting fee	1,650	1,575
Accrued legal fee	3,155	-
Accrued office expenses	1,825	3,296

Total	$6,630	$15,871

6.	Common stock

During the period ended February 28, 2017, no shares of common stock were sold. There were a total of 7,000,000 common stocks issued and outstanding as of February 28, 2017. There were no warrants or stock options outstanding as of February 28, 2017.

7.	Notes payable, due to Shareholders

There are seven (7) unsecured promissory notes bearing interest at 8% per annum which are due on demand.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,537	$4,537
February 22, 2011	1,500	723	2,223
May 17, 2011	7,500	3,475	10,975
September 16, 2011	5,000	2,183	7,183
November 4, 2011	5,000	2,129	7,129
March 15, 2012	10,000	3,969	13,969
December 14, 2012	13,000	4,211	17,211

Total	$45,000	$18,227	$63,227

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 11

There are five (5) unsecure promissory notes bearing interest at 4% per annum which are due on demand.

Date	Principal	Interest	Total

July 4, 2016	$1,000	$26	$1,026
July 12, 2016	25,000	633	25,633
September 15, 2016	20,000	364	20,364
December 22, 2016	13,901	104	14,005
January 13, 2017	10,000	50	10,050

Total	$69,901	$1,177	$71,078

There are six (6) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$4,382	$18,382
September 4, 2013	30,000	8,370	38,370
October 15, 2013	15,000	4,050	19,050
January 8, 2014	10,000	2,514	12,514
December 3, 2014	20,000	3,590	23,590
September 22, 2015	20,000	2,306	22,306

Total	$109,000	$25,212	$134,212

8.	Subsequent Events

On March 8, 2017, the Company entered into a notes payable with a shareholder of the Company in the amount of $30,000. The note bears an interest rate of 4% per annum and is due on demand.

On March 13, 2017, the Company entered into a property purchase agreement to acquire mineral claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Canada. The Company paid 1,250,000 restricted common stocks of the Company for a total value of USD $3,750,000 (approx. CAD $5,000,000).

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Sustainable Petroleum Group Inc.’s financial condition, changes in financial condition and results of operations for the nine months ended February 28, 2017 should be read in conjunction with its unaudited interim financial statements and related notes for the nine months ended February 28, 2017.

Sustainable Petroleum Group Inc. (“SPGX”) is positioned to become a world leading natural resources holding and development company through value based investments and collaborative partnerships with global leaders across the natural resources sector. SPGX has initiated its goals by pursuing investment by pursuing investment and partnerships with some diversified companies in the natural resources sector.

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

Plan of Operation

SPGX’s plan of operation for the next 12 months is to:

1.       Continue to strengthen its management and board of directors with members who are capable in strategic planning, partnership and alliance building.

2.       Continue to acquire natural resource projects and enter into collaborative partnerships to build shareholder value.

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 13

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $5,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $60,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $40,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of SPGX’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As at February 28, 2017, SPGX had cash of $9,175 and total liabilities of $283,249. Accordingly, SPGX will require additional financing in the amount of $374,074in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Nine month Period Ended February 28, 2017

At February 28, 2017, SPGX had a cash balance of $9,175 and a working capital deficiency of $266,282 for the nine month period ended February 28, 2017, compared to a cash balance of $nil and negative cash flows from operating activities of $212,097 for the fiscal period ended May 31, 2016.

The notes to SPGX’s unaudited interim financial statements as of February 28, 2017, disclose its uncertain ability to continue as a going concern. SPGX has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result SPGX has accumulated a deficit of $283,282 since inception. As of February 28, 2017, SPGX had $283,249 in current liabilities compared to $212,097 for the time period ended May 31, 2016. When its current liabilities are offset against its current assets of $16,967 SPGX is left with a negative working capital of $266,282.

While SPGX has successfully generated sufficient working capital through the sale of common stock and management believes that SPGX can continue to do so for the next year, there are no assurances that SPGX will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the nine month period ended February 28, 2017 was a net loss of $60,726, which was primarily due to a increase in prepaid expenses of $7,793, accrued expenses of $9,141 and an increase in interest payable of $10,392, compared to a net loss of $23,446 for the same time period for the prior fiscal period, which was primarily due to accrued expenses of $7,843 and interest payable of $8,753.

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 14

Net Cash Flows From Investing Activities. SPGX did not have any net cash flow from investing activities during the nine month period ended February 28, 2017 compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. SPGX’s net cash flow from financing activities during the nine month period ended February 28, 2017 was $69,901 due to notes payable, compared to $20,000 (notes payable) for the same time period for the prior fiscal period.

Results of Operations – Nine months ended February 28, 2017 and February 29, 2016

References to the discussion below to fiscal 2016 are to SPGX’s current fiscal year, which ended on May 31, 2016. References to fiscal 2015 are to SPGX’s fiscal year ended May 31, 2015.

	For the Three Months Ended February 28 2017 $	For the Three Months Ended February 29 2016 $	For the Nine Months Ended February 28 2017 $	For the Nine Months Ended February 29 2016 $

Revenue	–	–	–	–

Operating expenses

Administrative and other operating expenses	(4,642)	(6,273)	(43,793)	(15,877)
Formation cost	-	-	-	-
Interest expenses	(3,646)	(3,072)	(10,392)	(8,753)
Operating loss before income taxes	(8,188)	(9,345)	(54,185)	(24,630)

Income taxes	-	-	-

Net loss and comprehensive loss	(8,188)	(9,345)	(54,185)	(24,630)

Nine month Period Ended February 28, 2017

Net Loss. During the nine month period ended February 28, 2017, SPGX had a net loss of $54,185 or $(0.008) per share. The loss was primarily due to administrative and other operating expenses and interest expenses, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $24,630 or $ (0.004) per share, which was primarily due to administrative and other operating expenses and interest expenses.

Revenue. SPGX had no operating revenues since its inception on September 4, 2009, through to February 28, 2017. SPGX’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. SPGX’s operating expenses during the nine month period ended February 28, 2017 were $54,185. The operating expenses were due to $43,793 in administrative and other operating expenses and $10,392 in interest expenses.

Going Concern

SPGX has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming SPGX will continue as a going concern.

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 15

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

Contingencies and Commitments

SPGX had no contingencies or long-term commitments at February 28, 2017.

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

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 16

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

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 17

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 28, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, SPGX failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended February 28, 2017. As a result, SPGX’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that SPGX’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in SPGX’s internal controls over financial reporting during the quarter ended February 28, 2017, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of SPGX’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect SPGX’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report and to the date of this quarterly report, (i) SPGX did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) SPGX did not sell any unregistered equity securities, with the exception of the following:

2017 - Mineral Claims

On March 13, 2017, SPGX entered into a property purchase agreement with Workplan Holding Inc. for the acquisition of 13 mineral claims in the Thunder Bay Mining Division Rickaby and Lapierre Townships. The parties agreed on a purchase price of CDN$5 million for the 13 mineral claims, which was paid in full by SPGX issuing and delivering to Workplan Holding Inc. 1,250,000 restricted shares in the common stock of the capital of SPGX. See Exhibit 10.2 – Property Purchase Agreement for more details.

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 18

For the issuance of the restricted shares, SPGX relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission for the issuance of the restricted shares of common stock to Workplan Holding Inc. as a non-US subscriber outside the United States. The value of the restricted shares of common stock was agreed upon between the parties of the Property Purchase Agreement. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. SPGX received from the vendor certain representations and warranties, including, among others, that (a) the vendor was not a U.S. person, (b) the shares were for the vendor’s own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Currently, there are no outstanding options or warrants to purchase, or securities convertible into, shares of SPGX’s common stock.

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

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 19

Exhibit	Description	Status

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 between Workplan Holding Inc. and Law Yau Yau, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 between Sustainable Petroleum Group Inc. and Workplan Holding Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Sustainable Petroleum Group Inc. for the quarter ended February 28, 2017, formatted in XBRL: (i) the Interim Balance Sheets, (ii) the Interim Statements of Operations; (iii) the Interim Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q3	Sustainable Petroleum Group Inc.	Page 20

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Petroleum Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

sustainable petroleum group inc.

Dated: April 11, 2017	By:	/s/ Christian Winzenried
	Name:	Christian Winzenried
President and Chief Executive Officer
(Principal Executive Officer)