Form 10-K
period 2017-05-31
Sustainable Petroleum Group Inc.
filed 2017-08-31
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended May 31, 2017

[ ]	transition report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ___________ to ___________

Commission file number 000-54875

sustainable petroleum group inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	85-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road, 383 Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 239-316-4593

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common shares - $0.0001 par value
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

[X] Yes [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,834,663 (3,013,332 x $2.60)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2017
common shares - $0.0001 par value	8,906,909

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation); Exhibit 3.2 (By-laws); and Exhibit 3.3 (Certificate of Amendment); all filed as exhibits to SPGX’s registration statement on Form S-1 filed on December 17, 2010; Exhibit 3.4 (Certificate of Amendment) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on December 19, 2016; Exhibit 10.1 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on August 11, 2016; Exhibit 10.2 (Property Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on March 17, 2017; Exhibit 10.3 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on July 11, 2017; Exhibit 10.4 (Dividend Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on July 11, 2017; and Exhibit 14 (Code of Ethics) filed as an Exhibit to SPGX’s Form S-1 (Registration Statement) on September 13, 2010.

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding SPGX’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports SPGX’s files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2017 are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and SPGX disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. SPGX may, from time to time, make oral forward-looking statements. SPGX strongly advises that the above paragraphs and the risk factors described in this Annual Report and in SPGX’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of SPGX to materially differ from those in the oral forward-looking statements. SPGX disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

part I

Item 1. Business.

(a) Business Development

Sustainable Petroleum Group Inc. (“SPGX”) is a Nevada corporation that was incorporated on September 4, 2009 under the name “Blue Spa Incorporated”. On December 19, 2016, the company changed its name to “Sustainable Petroleum Group Inc.” by a majority vote of its shareholders.

SPGX is an exploration stage issuer engaged in the business of natural resource development and holdings through value based investments and collaborative partnerships with companies across the natural resources sector. It is continually evaluating and acquiring assets for holding and or development. SPGX initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally. SPGX is currently involved in the following businesses: (1) Mineral exploration; (2) Consulting services; and (3) Collaborative partnerships.

SPGX maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its U.S. headquarters is located at 2316 Pine Ridge Road, 383 Naples, Florida, 34109 (phone number 239-316-4593), and its European headquarters is located at Falkenstrasse 28, Zurich, Switzerland, 8008.

SPGX has an authorized capital of 500,000,000 common shares with a par value of $0.0001 per share with 8,906,909 common shares currently issued and outstanding.

SPGX has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of SPGX’s business.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 2

(b) Business of SPGX

SPGX is a Nevada company and was incorporated on September 4, 2009. It is an exploration stage issuer engaged in the business of natural resource development and holdings through value based investments and collaborative partnerships with companies across the natural resources sector globally:

1. Thunder Bay Claims;

2. Consulting services; and

3. SP Group (Europe) AG.

1. Thunder Bay Claims – Ontario, Canada

SPGX is an exploration stage issuer and has no interest in any material property with mineral reserves. SPGX does have an interest in 13 mineral claims located in the Thunder Bay Mining Division Rickaby and Lapierre Townships in the Province of Ontario, Canada (the “Thunder Bay Claims”) which were acquired on March 13, 2007. All of the mineral claims are contiguous. Nine of the mineral claims are freehold patented mineral claims and the other four mineral claims are Crown Land claims. See Exhibit 10.2 - Property Purchase Agreement for more details.

SPGX has not determined whether the Thunder Bay Claims contain any mineral resources that are economically recoverable. There is no assurance that a commercially viable mineral resources exists on any of the Thunder Bay Claims. Exploration will be required before a final evaluation as to the economic and legal feasibility of the Thunder Bay Claims can be determined. It is possible that beyond the foreseeable future that if SPGX’s mineral exploration efforts fail and world-demand for the minerals SPGX is seeking drops to the point that it is no longer economical to explore for these minerals SPGX may need to change its business plan.

As of the date of this report, SPGX has not conducted any mineral exploration on the Thunder Bay Claims.

Location and Means of Access to the Thunder Bay Claims

The Thunder Bay Claims are located approximately 120 miles northeast of Thunder Bay, Ontario, Canada. The closest community to the Thunder Bay Claims with an established infrastructure is Geraldton, Ontario (pop. 3,000), which is located about 25 miles east of the Thunder Bay Claims. Geraldton has a population of about 3,000 permanent residents and offers most services required to support mining activities. The historic shaft found on the Thunder Bay Claims is located at approximately 49.82 degrees north latitude and 87.49 degrees west longitude.

Access to the Thunder Bay Claims is gained by motor vehicle from Highway 11 and its intersection with the King Horn Road. The King Horn Road is a major timber haul road and exploration access road located 4.3 miles east of the Village of Jellicoe. The Thunder Bay Claims are situated 13.8 miles along this road where it skirts the north shore of the Atigogama Lake. The shaft and the narrow open cut are located 650 feet north of the road.

Thunder Bay Claims

The Thunder Bay Claims are unencumbered and in good standing and there are no third party conditions that affect the Thunder Bay Claims other than conditions defined by the Province of Ontario described below. The combined Thunder Bay Claims together make up an area of 336 hectares, which is equivalent to approximately 810 acres. The following is a list of the 13 mineral claims:

Patent Properties (9 claims)

62401-0010 - SRO MINING CLAIM TB11070 RICKABY AS IN PPA4452; GREENSTONE

62401-0011 - MRO MINING CLAIM TB11070 RICKABY AS IN PPA4452; GREENSTONE

62401-0012 - SRO MINING CLAIM TB11071 RICKABY AS IN PPA4453; GREENSTONE

62401-0013 - MRO MINING CLAIM TB11071 RICKABY AS IN PPA4453; GREENSTONE

62401-0014 - SRO MINING CLAIM TB11072 RICKABY; GREENSTONE

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 3

62401-0015 - MRO MINING CLAIM TB11072 RICKABY; GREENSTONE

62401-0016 - SRO MINING CLAIM TB11073 RICKABY; GREENSTONE

62401-0017 - MRO MINING CLAIM TB11073 RICKABY; GREENSTONE

62401-0018 - SRO MINING CLAIM TB11074 RICKABY; GREENSTONE

62401-0019 - MRO MINING CLAIM TB11074 RICKABY; GREENSTONE

62401-0020 - SRO MINING CLAIM TB11075 RICKABY AS IN PPA4457; GREENSTONE

62401-0021 - MRO MINING CLAIM TB11075 RICKABY AS IN PPA4457; GREENSONE

62401-0022 - SRO MINING CLAIM TB11076 RICKABY; GREENSTONE

62401-0023 - MRO MINING CLAIM TB11076 RICKABY; GREENSTONE

62401-0024 - SRO MINING CLAIM TB11077 RICKABY; GREENSTONE

62401-0025 - MRO MINING CLAIM TB11077 RICKABY; GREENSTONE

62401-0026 - SRO MINING CLAIM TB11078 RICKABY AS IN PPA4460; GREENSTONE

62401-0027 - MRO MINING CLAIM TB11078 RICKABY AS IN PPA4460; GREENSTONE

Crown Land Claims (4 claims)

Rickaby Township

3011563

4211215

3011564

Lapierre Township

4279298

There is no assurance that any mineral resources exist on the Thunder Bay Claims. Exploration will be required before an evaluation as to the economic feasibility of the Thunder Bay Claims is determined. To the best of management’s knowledge there is no known production, past or current, on the four Crown Land Claims.

Conditions to Retain Title to the Thunder Bay Claims

The Thunder Bay Claims have been registered in the name of SPGX and currently all patented claims and Crown land claims are in good standing.

Freehold patented mineral claims typically confer all of the title to the subject lands and to all mines and minerals relating to such lands unless stated otherwise. To the extent that SPGX could determine, there are no surface dispositions impeding or hindering mineral exploration on the patented claims. Patented claims are exempt from assessment obligations, but are subject to annual mining land tax levied by the government of the Province of Ontario, which are approximately $1,300 per year for all nine patent claims.

The four Crown land claims have an expiry date of October 10, 2020 for the three claims in the Rickaby Township and July 15, 2018 for the one claim in the Lapierre Township, and in order to maintain the claims in good standing it will be necessary for SPGX to perform a minimum amount of work on the claims each year. Currently, over $300,000 has been registered on the three claims in the Rickaby Township for previous work assessments, and as a result, these claims will be in good standing until 2020. The one claim in the Lapierre Township will require a minimum of $6,000 of work assessment registered on that claim by July 15, 2018 in order to keep that claim in good standing. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of Ontario on the anniversary dates will result in forfeiture of title to a particular Crown land claim.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 4

Besides SPGX and the Ontario Ministry of Northern Development and Mines, and the Ontario Ministry of Natural Resources, the Biinjitiwaabik Zaaging Anishinaabek First Nation may have authority of some nature in the Thunder Bay Claims. The Ontario ministries recognize the Aboriginal and treaty rights in the Ontario Mining Act, which in part affirms the duty of the claim stakeholder to consult with the First Nation before exploration and the commencement of an activity requiring exploration plans and permits. Even though the patented claims are exempt from the plan/permit requirements, stakeholders exploring on patented claims are urged to engage with First Nations in the consultative process to ensure continued free access.

History of the Thunder Bay Claims

The Thunder Bay Claims are located close to the Dik-Dik Mine, an historic gold mine established in 1934 after the discovery of gold in 1931 north of Lake Atigogama. The area surrounding the former mine was prospected while the mine was in operation, including the Thunder Bay Claims.

The property comprising the nine patented claims was first optioned to the Dikdik Exploration Co. Ltd. in 1933. These claims were registered under patented title in 1937 and mine operations were suspended. From 1940 to 1981 various individuals held the title to the claims, and the patents were lastly transferred to Canadian Gold Resources Inc. in 1981. In 1984, Kidd Resources Ltd. acquired these claims. In 1987 Canadian Gold Resource Ltd. conducted a 25-hole drill program on the claims. in 2006 Avenue Financial Corporation acquired these claims. In 2008 European Metals Corp. secured the surface rights to the claims, and conducted the last drill program on the claims. The claims finally reverted to John Leliever in 2014, and Mr. Leliever sold his interest in the claims to SPGX in 2017.

The four Crown Land Claims were originally staked in 1926. From 1926 to 1985 the claims were restaked numerous times and a variety of work was conducted on the claims with several days of work on the claims being records numerous times during that period. From 1985 to 1992 ground exploration was conducted on these claims on behalf of Freewest Resources Inc. In 1991, Consolidated Gold Hawk Resources Inc. and Hemlo Gold Mines Inc., in a joint venture, conducted line cutting and ground geophysical surveys, including IP resistivity. No material work has been undertaken on the four Crown Land Claims since 2008. At that time, 673 meters of trenching was completed, along with geophysics (IP resistivity) and 1, 483 meters of drilling.

It should be noted that these are historical details and SPGX has yet to confirm any mineral resources on the Thunder Bay Claims.

Condition of Thunder Bay Claims

SPGX has yet to access or explore the Thunder Bay Claims. The Thunder Bay Claims were last visited in the spring of 2008 by European Metals Corp. Since then no material work has been conducted on the Thunder Bay Claims. The Thunder Bay Claims are without known reserves and any program implemented by SPGX will be exploratory in nature.

Proposed Orphan and Foisey Exploration Programs.

Foisey Property

A proposed exploration program for the Foisey claims entails 2,000 meters of NQ diamond drilling is to test the north branching arm of an extensive gold bearing breccia system along a strike length of 600 meters. At an all-in cost of $300 / meter the program would cost $600,000.

Orphan Property

A proposed exploration program for the Orphan mine property entails 2,000 meters of NQ diamond drilling to test the down-dip and strike extension of gold mineralized zones identified from previous and historic work. At an all-in cost of $300/ meter the program would cost $600,000.

Total cost for the above programs is estimated to be $1,200,000 and require approximately 80 days for completion. Since the Foisey and Orphan mine properties form a contiguous claim fabric, the time frame for execution should be sequential allowing for cost effectiveness in terms of crew and equipment mobilization.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 5

Infrastructure

There is no equipment, infrastructure or electricity on the Thunder Bay Claims. As a result, SPGX has no insurance covering the Thunder Bay Claims. Management believes that no insurance is necessary since the Thunder Bay Claims are unimproved and contain no buildings or improvements.

The property does host an underground sub-structure that includes an 80-meter shaft with levels at 45-meter and 75-meter depths. Approximately, 202 meters of drifts and cross cuts were developed to access and explore the Thunder Bay Claims.

Geology of the Thunder Bay Claims

The Thunder Bay Claims appear to possess geological characteristics of gold environments common with contemporary models of Archean lode gold greenstone belts. Some of these characteristics include (1) a regional scale deformation zone;

(2) gold enriched quartz veins associated with penetrative foliation and shear zones; (3) the presence of mineralized high angle shear zones and faults proximal to a large pluton; (4) shear hosted veins in the volcanic sedimentary rocks, the contact zone of intrusive rocks with the volcanic-sedimentary succession, and the brittle fracture zones proximal to curvilinear/embayed contacts offering dilational zones for fluid and gold deposition within the intrusive phase; (5) poly-sulphide mineralization that includes pyrite, arsenopyrite, chalocpyrite, galena, and sphalerite; and (6) multi-environment gold mineral associations that include: gold in silicification alteration zones, quartz veins and veinlets, in metavolcanic-intrusive proximal zones, and within intrusive rocks.

In general, the Thunder Bay Claims have the potential to host minerals such as gold. However, it should be noted that SPGX has yet to confirm any mineral reserves on the Thunder Bay Claims, and the claims should be considered an early exploration stage project.

2. Consulting Services

Pursuant to the terms and conditions of a consulting agreement dated April 24, 2017 between SP Group (Europe) AG and Sustainable Petroleum Group Inc., SPGX is providing advisory and consulting services to SP Group (Europe) AG for a three year term expiring on May 2, 2020. The services being provided include advising and conducting due diligence on international sustainable projects on behalf of SP Group (Europe) AG, with a focus on natural resource projects with reliable returns on investment. For providing these services, SP Group (Europe) AG pays a consulting fee of $5,000 per month to SPGX. In the second year of the term, SPGX will receive $10,000 per month and in the third year will receive $15,000 per month. See Exhibit 10.6 - Consulting Agreement for more details.

3. SP Group (Europe) AG

Pursuant to the terms and conditions of a share purchase agreement dated July 6, 2017 between Sustainable Petroleum Group Inc. and Christopher Grunder, SPGX purchased 2,000 shares in the capital of SP Group (Europe) AG. These shares represent a 20% interest in SP Group (Europe) AG. As consideration for the purchased shares, SPGX issued 6,000 restricted shares of common stock in the capital of SPGX to the seller for a purchase price of $21,000. See Exhibit 10.4 - Share Purchase Agreement for more details.

In addition, as a condition precedent to the Share Purchase Agreement, SPGX required SP Group (Europe) AG and its majority shareholder to enter into an agreement that will require SP Group (Europe) AG to declare an annual dividend to be paid to all of its shareholders. Pursuant to the terms and conditions of the dividend agreement dated July 10, 2017 among Christopher Grunder, Sustainable Petroleum Group Inc, and SP Group (Europe) AG, SPGX will be entitled to 20% of the net profits of SP Group (Europe) AG in each fiscal year. See Exhibit 10.5 - Dividend Agreement for more details.

Competition

SPGX competes with other exploration stage issuers for the acquisition of new mineral exploration properties and for equipment and labor related to the exploration and development of such properties, and for the financing to fund such acquisitions and exploration work. Many of the exploration stage issuers that SPGX competes with have greater financial and technical resources. Accordingly, competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, and on the exploration and development of their mineral properties. In addition, they may be able to afford to retain geologists with more geological expertise in the targeting and exploration of mineral exploration properties. This competition could result in competitors having mineral exploration properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact SPGX’s ability to finance further exploration and to achieve the financing necessary for SPGX to develop its mineral exploration properties.Additionally, management believes SPGX is an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than SPGX. In view of SPGX’s limited financial resources and limited management availability, SPGC will continue to be at a significant competitive disadvantage compared to its competitors.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 6

Raw Materials

SPGX currently has no business operations that require raw materials, and does not produce any products or provide any services that require any raw materials nor any suppliers.

Dependence on Major Customers

SPGX has one major client, SP Group (Europe) AG, which SPGX is currently providing consulting services to in accordance with the Consulting Agreement. See Exhibit 10.6 - Consulting Agreement for more details. SPGX is dependent on this one client as the loss of SP Group (Europe) AG as a client would have a material adverse effect on this segment of SPGX’s business operations.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

SPGX has no intellectual property such as patents or trademarks.

Additionally, SPGX has no royalty agreements or labor contracts, with the exception of the 3.0% net smelter return that had been granted to John Leliever by Workplan Holding Inc., and which was carried forward as a condition of the acquisition of the Thunder Bay Claims. SPGX may at its discretion buy back half of the 3% NSR (1.5%) for a one-time payment of CDN$1,500,000.00 prior to a bankable prefeasibility being completed on any of the Thunder Bay Claims. See Exhibit 10.2 - Property Purchase Agreement for more details.

Government Controls and Regulations

SPGX’s various business segments are subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Currently, SPGX is in compliance with all business and operations licenses that are typically applicable to most commercial ventures. However, management is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. There can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future, will not impose additional fees and taxes on SPGX and its business operations. Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on SPGX’s business and add additional costs to SPGX’s business operations. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by SPGX.

The various levels of government controls and regulations address, among other things, the environmental impact of mining and mineral processing operations. With respect to the regulation of mining and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mining properties following the cessation of operations, and may require that some former mining properties be managed for long periods of time.

For the Thunder Bay Claims, the Ontario Mining Act requires exploration/mining proponents to submit exploration plans and permits to the Ministry of Northern Development and Mines, but only as those regulations pertain to Crown land claims, as the regulations do not apply to patented claims.

The effect of these existing regulations on the business segments is that SPGX is able to carry out its current business operations as planned. However, it is possible that future governments could change the regulations that could affect the business operations and limit SPGX’s ability to continue its business operations.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 7

Costs and Effects of Compliance with Environmental Laws

SPGX currently has no costs to comply with environmental laws concerning its exploration program on the Thunder Bay Claims, and there are no known environmental restrictions affecting exploration on the Thunder Bay Claims. Also, there are no significant capital expenditures for environmental control matters either planned in the current year or expected in the near future.

Expenditures on Research and Development During the Last Two Fiscal Years

Since September 4, 2009, SPGX has not spent any funds on either company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques.

Number of Total Employees and Number of Full Time Employees

SPGX currently does not have any employees. In each segment of its plan of operations, SPGX intends to retain the services of key management to assist in the various aspects of its business operations, such as exploration programs on the Thunder Bay Claims, consulting services, and ongoing business development.

Item 1A. Risk Factors.

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Properties.

SPGX maintains its U.S. headquarters at 2316 Pine Ridge Road, 383, Naples, Florida, 34109. This office is rented on a month to month basis and all rent has been paid in full to date. SPGX’s European headquarters is located at Falkenstrasse 28, Zurich, Switzerland, 8008, and has secured a 10-year rent free term on this office. See Exhibit 10.3 - Deposit Agreement for more details.

SPGX also has an interest in 13 mineral claims located in the Thunder Bay Mining Division, Ontario, Canada as described in more detail above in “Item 1. Description of Business”.

Item 3. Legal Proceedings.

SPGX is not a party to any pending legal proceedings and, to the best of SPGX’s knowledge, none of SPGX’s property or assets are the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosure.

SPGX is not involved in the operation of any mine, and as a result is not required to provide the information required under this item.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

SPGX’s common shares were quoted on the OTCQB under the symbol “BUES” from October 28, 2013 to December 19, 2016. Since December 19, 2016 SPGX’s common shares have been quoted on the OTCQB under the symbol “SPGX”. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years and for the interim period ended August 10, 2017. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 8

High & Low Bids
Period ended	High	Low	Source
10 August 2017	$4.01	$3.00	OTC Markets Group Inc.
31 May 2017	$3.50	$2.35	OTC Markets Group Inc.
28 February 2017	$2.60	$2.35	OTC Markets Group Inc.
30 November 2016	$2.58	$0.51	OTC Markets Group Inc.
31 August 2016	$2.20	$1.05	OTC Markets Group Inc.
31 May 2016	$1.50	$1.05	Pink OTC Markets Inc.
28 February 2016	$1.05	$1.00	Pink OTC Markets Inc.
30 November 2015	$1.05	$1.00	Pink OTC Markets Inc.
31 August 2015	$1.00	$1.00	Pink OTC Markets Inc.

(b) Holders of Record

SPGX had 52 holders of record of SPGX’s common shares as of May 31, 2017.

(c) Dividends

SPGX has declared no dividends on its common shares, and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of SPGX’s Board of Directors.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

March 13, 2017 – Acquisition of Mineral Claims

On March 13, 2017, the board of directors authorized the issuance of 1,250,000 restricted shares of common stock as consideration for the acquisition of 13 mineral claims valued at $3,750,000 (CDN$5,000,000). See Exhibit 10.2 - Property Purchase Agreement for more details. SPGX relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions.

April 2017 - $3.00 Private Placement Offering

On April 6, 2017 the board of directors authorized the issuance of 13,332 restricted shares of common stock at an offering price of $3.00 per restricted share. SPGX raised $39,996 in cash in this offering, and issued an aggregate 13,332 restricted shares of common stock to two non-US subscribers outside the United States.

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the two non-US subscribers outside the United States in this one closing, SPGX relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offerings were not public offerings and were not accompanied by any general advertisement or any general solicitation. SPGX received from each of the two subscribers a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

June 23, 2017 – Acquisition of Lease Deposit

On June 23, 2017, the board of directors authorized the issuance of 400,000 restricted shares of common stock as consideration for the acquisition of a lease deposit for office space valued at $600,000. See Exhibit 10.3 - Deposit Agreement for more details. SPGX relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 9

July 2017 - $3.50 Private Placement Offering

On July 3, 2017 the board of directors authorized the issuance of 31,128 restricted shares of common stock at an offering price of $3.50 per restricted share. SPGX raised $108,948 in cash in this offering, and issued an aggregate 31,128 restricted shares of common stock to four non-US subscribers outside the United States.

Also on July 6, 2017, the board of directors authorized the issuance of, as part of this same offering, 6,000 restricted shares of common stock as payment of $21,000 for shares in SP Group AG. See Exhibit 10.4 - Share purchase Agreement for more details.

Also on July 6, 2017, the board of directors authorized the issuance of, as part of this same offering, 10,000 restricted shares of common stock as settlement of $35,000 of debt owed to a creditor of the company, who had previously provided services to SPGX.

Also, on July 25, 2017 the board of directors authorized the issuance of 78,761 restricted shares of common stock at an offering price of $3.50 per restricted share. SPGX raised $275,350 in cash in this offering, and issued an aggregate 78,671 restricted shares of common stock to 26 non-US subscribers outside the United States.

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For each of these closings, SPGX relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offerings were not public offerings and were not accompanied by any general advertisement or any general solicitation. SPGX received from each of the subscribers a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

July 2017 - $3.00 Debt Settlement

On July 31, 2017 the board of directors authorized the issuance of 101,778 restricted shares of common stock as settlement of an aggregate $305,331 of debt owed to six creditors creditor of the company at a settlement price of $3.00 per restricted share. The $305,331 represented the principal and interest due and owing on outstanding loans. The 101,778 restricted shares of common stock were issued to six non-US creditors outside the United States.

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this settlement were issued for investment purposes in a “private transaction”.

For the six non-US creditors outside the United States in this one closing, SPGX relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offerings were not public offerings and were not accompanied by any general advertisement or any general solicitation. SPGX received from each of the six subscribers a completed and signed debt settlement agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 10

August 1, 2017 – Services Agreement

On August 1, 2017, the board of directors authorized the issuance of 16,000 restricted shares of common stock as consideration for services to be provided by Dr. Philip Grothe in accordance with the terms and conditions of the Services Agreement. See Exhibit 10.7 - Services Agreement for more details. SPGX relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions.

Currently, there are no outstanding options or warrants to purchase, or securities convertible into, shares of SPGX’s common shares.

(e) Penny Stock Rules

Trading in SPGX’s common shares is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends SPGX’s common shares to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in SPGX’s securities, which could severely limit their market price and liquidity of SPGX’s securities. The application of the “penny stock” rules may affect your ability to resell SPGX’s securities.

Item 6. Selected Financial Data.

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF SUSTAINABLE PETROLEUM GROUP INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

SPGX is an exploration stage issuer engaged in the business of natural resource development and holdings through value based investments and collaborative partnerships with companies across the natural resources sector. It is continually evaluating and acquiring assets for holding and or development. SPGX initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally. SPGX is currently involved in the following businesses: (1) Mineral Exploration; (2) Consulting Services; and (3) Collaborative partnerships.

Through our main initiatives, the development of natural resources, holdings, consulting services, and collaborative partnerships, we will build on shareholder value which in return, will present opportunity for new and exciting projects ahead.

Plan of Operation

SPGX’s plan of operation for the next 12 months is to continue to evaluate and acquire assets for holding or development, and to collaborate, develop and create new assets with industry leaders in the natural resources and other sustainable industries. SPGX is currently evaluating other projects such as gold mining and mineral exploration interests in Mongolia. Other projects of interest that management is currently researching are in the field of energy technology and sustainability. Currently, SPGX is evaluating the following projects:

1. Thunder Bay Claims - Work Program.

By the end of the 3rd quarter (February 2018) management plans to complete a two 2,000 meter diamond drill programs on the Thunder Bay Claims at an estimated cost of $1.2 million. The two programs will require approximately 80 days to complete. One drill program will be conducted on the Foisey claims of the Thunder Bay Claims to test the north branching arm of a gold-bearing breccia system. The second drill program will be conducted on gold-mineralized zones on the Thunder Bay claims, which have been identified from previous and historic work. See ‘Item 1.b - Business of SPGX’ for more details on the proposed work program.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 11

2. Alimex GmbH - Collaborative Partnership

On June 28, 2017, SPGX loaned Alimex GmbH $200,000 with a per annum interest rate of 3.5%. Alimex GmbH is a global producer of high-precision aluminium cast plates. In the next two months SPGX plans to negotiate and enter into a collaborative partnership to work with Alimex to finance their structural and organic growth to position Alimex as the world leader in their sector.

3. Oil & Gas Projects - Arundel AG

During the next 12 months SPGX will continue to seek opportunities to fund and invest in projects in the oil & gas sector. Currently, SPGX has been negotiating with Arundel AG, a Swiss investment company whose shares are listed on the SIX Swiss Exchange, to fund and invest in projects in the oil & gas sector. SPGX is currently negotiating terms.

4. Consulting Services - Amixca AG

SPGX plans to continue to provide consulting services throughout the next 12 months, in addition to the consulting services it is currently providing SP Group (Europe) AG. On July 18th, 2017 SPGX paid a refundable deposit of $190,000 in order to perform due diligence on Amixca AG’s records. Amixca AG is a private Swiss corporation whose business is consulting. Management plans to complete its due diligence on Amixca AG by the end of August 2017.

5. Myfactor.io AG

On July 26, 2017, SPGX paid a refundable deposit of $83,496 (70,000 Euro) in order to perform due diligence on the entities records of Myfactor.io AG. Myfactor.io AG is a company incorporated in Liechtenstein. The company holds a bond and its purpose is the acquisition and exploitation various interests from real estate, patents and other industrial property rights. Management expects to complete the due diligence on Myfactor.io AG by the end of September 2017.

Accounting and Audit Plan

SPGX has retained a CPA to assist in the bookkeeping and organization of SPGX’s financial records. SPGX’s accountant is expected to charge SPGX approximately $5,000 to maintain SPGX’s financial records for the next 12 months. SPGX’s independent auditor is expected to charge approximately $2,000 to review each of SPGX’s quarterly financial statements and approximately $9,000 to audit SPGX’s annual financial statements. In the next 12 months, SPGX anticipates spending approximately $20,000 to pay for its accounting and audit requirements.

SEC Filing Plan

As a reporting company, SPGX is required to file documents with the US Securities and Exchange Commission on a quarterly basis. SPGX expects to incur filing costs of approximately $4,000 per quarter to support its quarterly and annual filings. In the next 12 months, SPGX anticipates spending approximately $16,000 for filing costs to pay for three quarterly filings and one annual filing.

As at May 31, 2017, SPGX had $161,096 cash and a working capital deficit of $213,788. Accordingly, SPGX will require additional financing in the amount of $205,286 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Financial Condition

As at May 31, 2017, SPGX had a cash balance of $161,096, compared to a cash balance of $nil as of May 31, 2016. Management anticipates generating a minimum revenue of $60,000 for the foreseeable future during the next 12 months following the date of this annual report. When additional funds are required, additional funding will come from equity financing from the sale of SPGX’s common shares or from debt financing. If SPGX is successful in completing an equity financing, existing shareholders will experience dilution of their interest in SPGX. Management cannot provide investors with any assurance that SPGX will be able to raise sufficient funding from the sale of its common shares or from debt financing to fund its plan of operations. In the absence of any required funding, SPGX will not be able to execute its plan of operation and its business plan will fail. Even if SPGX is successful in obtaining the required financing and executes its plan of operation, if SPGX does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 12

Based on the nature of SPGX’s business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that SPGX will continue to acquire business assets. SPGX’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

●	SPGX’s ability to raise additional funding; and
●	A significant decline in the price of gold;
●	A significant decline in the price of other natural resources they company may be vested in;
●	The ability to find new projects;
●	The cost of maintaining or developing current assets.

Due to SPGX’s lack of operating history and present inability to generate consistent revenues, SPGX’s auditors have stated their opinion that there currently exists a substantial doubt about SPGX’s ability to continue as a going concern

Liquidity and Capital Resources

As of May 31, 2017, SPGX had total assets of $3,918,013, and a working capital deficit of $213,788, compared with a working capital deficit of $212,097 as of May 31, 2016. The increase in the working capital deficit was primarily due to an increase in notes payable and interest payable, and in increase in accounts payable and deferred revenue. The assets consisted of $161,096 in cash, $6,917 in prepaid expenses, and $3,750,000 in mineral properties, and the liabilities consisted of $253,901 in notes payable ($154,000 in 2016), $38,071 in accrued liabilities ($15,871 in 2016), $48,702 in interest payable ($34,225 in 2016), and $30,000 in deferred revenue ($nil in 2016).

Net Cash Used in Operating Activities

For the fiscal year ended May 31, 2017, net cash used in operating activities increased to $36,399 compared with $23,922 for the same period in the previous fiscal year. The use of cash was primarily due to a net loss of $101,285, less interest payable of $14,478, and an increase of $22,200 in accounts payable and accrued expenses.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $nil for the fiscal year ended May 31, 2017 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities increased to $199,495 for the fiscal year ended May 31, 2017 as compared with financing activities of $20,000 for the same period in the previous fiscal year. The net cash provided by financing activities was due to the proceeds from notes payable and from subscriptions for common shares.

Results of Operation for the Period Ended May 31, 2017

SPGX has had operating revenues of $5,000 since its inception on September 4, 2009, through to May 31, 2017. SPGX’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable. From its inception, on September 4, 2009, to May 31, 2017 SPGX has raised a total of $99,594 from private offerings of its common shares.

References to the discussion below to fiscal 2016 are to SPGX’s fiscal year ended on May 31, 2017. References to fiscal 2016 are to SPGX’s fiscal year ended May 31, 2016.

	For the Year Ended May 31, 2017 $	For the Year Ended May 31, 2016 $
	(Audited)	(Audited)
Revenue	5,000	-

Operating expenses

General and Administrative expenses	29,278	13,809
Management fees	3,625	-
Professional fees	58,154	16,574
Rent	750	-
Interest expenses	14,478	(11,858)
Operating loss before income taxes	101,285	(42,241)

Income taxes	-	-

Net loss and comprehensive loss	101,285	(42,241)

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 13

General and Administrative

General and administrative expenses are the general office and operational expenses of SPGX. They include bank charges, filing and transfer agent fees, and website costs.

Off-Balance Sheet Arrangements

SPGX has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

SPGX had no contingencies or long-term commitments at May 31, 2017.

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

Foreign Currency Translation

SPGX maintains an office in Naples, Florida. The functional currency of SPGX is the U.S. Dollar. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 14

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

Revenue Recognition

SPGX recognizes revenue in accordance with ASC 605-10 “Revenue Recognition” which requires that four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectability is reasonably assured.

Financial Instruments

SPGX’s financial instruments consist principally of cash, accounts payable, accrued liabilities and some notes payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms. It is the management’s opinion that SPGX is not exposed to any significant currency or credit risks arising from these financial instruments.

Mineral Property Costs

All costs of acquisition and option costs of mineral and property rights are capitalized upon acquisition. To determine if the capitalized mineral property costs are in excess of their recoverable amount, SPGX shall conduct periodic evaluation of the carrying value of the capitalized costs based upon expected future cash flows and/or estimated salvage value in accordance to ASC 360-10-35-15 “Impairment or Disposal of Long Lived Assets”. Exploration and pre-extraction expenditures shall be expensed until such time SPGX exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for mineralized materials shall be expensed as incurred. Expenditures relating to pre-extraction activities such as construction of mine, well fields, ion exchange facilities and disposal wells shall be expensed as incurred until such time proven or probable reserves are established for a particular project, after which subsequent expenditures relating to mine development activities for the particular project shall be capitalized as incurred.

Fair Value Measurements

SPGX follows the guidelines in ASC Topic 820 “Fair Value Measurements and Disclosures”. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, SPGX considers the principal or most advantageous market in which SPGX would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

SPGX applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 15

Concentration of Credit Risk

SPGX places its cash and cash equivalents with a high credit quality financial institution. SPGX maintains United States Dollars. SPGX minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Income Taxes

SPGX follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since SPGX is in the exploration stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements.

SPGX has identified its federal tax return and its state tax returns in Nevada as its major tax jurisdictions, and such returns remain subject to examination. Subsequent to the year ended May 31, 2017, SPGX recently filed a registration in the State of Florida, and shall be subject to state tax return in Florida as well.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 16

Item 8. Financial Statements and Supplementary Data.

SUSTAINABLE PETROLEUM GROUP INC.

(formerly known as BLUE SPA INCORPORATED)

FOR THE YEAR ENDED May 31, 2017

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 17

Report of Independent Accountant (Old-2016)

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

DCAW (CPA) Limited
Certified Public Accountants
Hong Kong, 26 August, 2016

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-1

Report of Independent Accountant (New-2017)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Sustainable Petroleum Group Inc.:

We have audited the accompanying balance sheet of Sustainable Petroleum Group Inc. (the “Company”) as of May 31, 2017, and the related statements of operations, stockholders’ deficit and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sustainable Petroleum Group, Inc. as of May 31, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses and has an accumulated deficit of $330,382 as at May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Ontario	Chartered Professional Accountants
August 29, 2017	Licensed Public Accountants

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-2

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

BALANCE SHEETS

	May 31, 2017	May 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$161,096	$-
Prepaid expenses	6,917	-
	168,013	-

Mineral properties – Note 7	3,750,000	-

TOTAL ASSETS	$3,918,013	$-

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities - Note 4	$38,072	$15,871
Amount due to a director – Note 8	1,293	-
Amount due to shareholders – Note 8	9,833	8,001
Deferred revenue	30,000	-
Notes payable - Note 6	253,901	154,000
Interest payable – Note 6	48,702	34,225

TOTAL LIABILITIES	381,801	212,097

STOCKHOLDERS’ DEFICIT
Common Stock - Note 5
Par Value: $0.0001
Authorized 500,000,000 shares
Common Stock Issued: 8,263,332 (2016 - 7,000,000)	826	700
Additional Paid in Capital	3,806,170	16,300
Shares Subscribed (not issued)	59,598	-
Deficit Accumulated during the development stage	(330,382)	(229,097)

TOTAL STOCKHOLDERS’ DEFICIT	3,536,212	(212,097)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,918,013	$-

See accompanying notes to financial statements

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-3

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

STATEMENTS OF OPERATIONS

	For the	For the
	Year ended	Year ended
	May 31, 2017	May 31, 2016

Revenues	$5,000	$-

Operating Expenses

General and Administrative expenses	$29,278	$13,809
Management fees	3,625	-
Professional fees	58,154	16,574
Rent	750	-
	91,807	30,383

Operating loss before interest expenses	(86,807)	(30,383)
Loan Interest expenses	(14,478)	(11,858)

Operating loss before income taxes	(101,285)	(42,241)
Income Taxes	-	-

Net loss and comprehensive loss	$(101,285)	$(42,241)

Loss per share of common stock
-Basic and diluted	$(0.014)	$(0.006)

Weighted average shares of common stock
-Basic and diluted	7,247,087	7,000,000

See accompanying notes to financial statements

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-4

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

AND COMPREHENSIVE INCOME

		par value at	Additional
	Common	$0.0001	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, May 31, 2015	7,000,000	$700	$16,300	$-	$(186,856)	$(169,856)
Net loss and comprehensive loss	-	-	-	-	(42,241)	(42,241)

Balance, May 31, 2016	7,000,000	$700	$16,300	$-	$(229,097)	$(212,097)

Share Issuance at $3.00 per share	1,250,000	125	3,749,875	-	-	3,750,000
Share Issuance at $3.00 per share	13,332	1	39,995	-	-	39,996
Shares subscribed	-	-	-	59,598	-	59,598
Net loss and comprehensive loss	-	-	-	-	(101,285)	(101,285)

Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,212

See accompanying notes to financial statements

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-5

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

STATEMENTS OF CASH FLOWS

	For the	For the
	Year ended	Year ended
	May 31, 2017	May 31, 2016

Cash Flows from operating activities:
Net loss	$(101,285)	$(42,241)

Changes in current assets and liabilities
Prepaid Expenses	(6,917)	274
Accounts payable and accrued expenses	22,200	(1,814)
Amount due to shareholders	1,832	8,001
Amount due to a director	1,293	-
Deferred revenue	30,000	-
Interest payable	14,478	11,858

Net cash used in operating activities	$(36,399)	$(23,922)

Cash Flows from financing activities:
Proceeds from issuance of common stock	39,996	-
Shares subscribed, not issued	59,598	-
Notes payable	99,901	20,000

Net Cash generated from financing activities	$199,495	$20,000

Net increase in cash and cash equivalents	161,096	(3,922)

Cash and cash equivalents at beginning of period	-	3,922

Cash and cash equivalents at end of period	$161,096	$-

	Supplement Disclosures

Interest	$14,478	$11,858
Taxes	$-	$-

Non-cash Financing and Investing Activities

Common stock issued for mineral rights	$3,750,000	$-

See accompanying notes to financial statements

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-6

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2017

1.	Organization and Nature of Operations

Sustainable Petroleum Group Inc. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009 as Blue Spa Incorporated which was engaged in the development of an internet based retailer of a multi-channel concept combining a wholesale distribution with a retail strategy relating to the quality personal care products, fitness apparel and related accessories. Blue Spa Incorporated obtained a majority vote from its shareholders to amend the Company’s name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” to better reflect the new direction it has undertaken in the natural resources sector. The name change was effected December 19, 2016.

The Company is engaged in the business of natural resource development and holdings through value based investments and collaborative partnerships with companies across the natural resources sector. It is continually evaluating and acquiring assets for holding and or development. The Company initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally.

2.	Going Concern

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP”, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit and a working capital deficiency. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $330,382 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company believes that the cash on hand will be able to meet its on-going costs 12 months from the date of the financial statements. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Summary of principal accounting policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates. Valuation of mineral properties was considered significant as of May 31, 2017.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-7

Foreign currency translations

The Company maintains an office in Naples, Florida. The functional currency of the Company is the U.S. Dollar. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

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

For the year ended May 31, 2017 there are no reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

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

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-8

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Deferred Revenue

Deferred revenue is a liability that represents revenues received but not earned. When the Company recognizes its revenue, the deferred revenue liability will be eliminated. As at May 31, 2017, the Company received $30,000 deferred revenue. This was primarily composed of prepaid consulting services fees.

Revenue Recognition

The Company recognize revenue in accordance with ASC 605-10 “Revenue Recognition” and Staff Accounting Bulletin No.104 which requires that four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectability is reasonably assured.

Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms. It is the management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Mineral Property Costs and Impairment

All costs of acquisition and option costs of mineral and property rights are capitalized upon acquisition. To determine if the capitalized mineral property costs are in excess of their recoverable amount, the Company shall conduct periodic evaluation of the carrying value of the capitalized costs based upon expected future cash flows and/or estimated salvage value in accordance to ASC 360-10-35-15 “Impairment or Disposal of Long Lived Assets”. Exploration and pre-extraction expenditures shall be expensed until such time the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for mineralized materials shall be expensed as incurred. Expenditures relating to pre-extraction activities such as construction of mine, well fields, ion exchange facilities and disposal wells shall be expensed as incurred until such time proven or probable reserves are established for a particular project, after which subsequent expenditures relating to mine development activities for the particular project shall be capitalized as incurred. As at May 31, 2017, there is no impairment recorded for the mineral properties.

Fair value measurements

The Company follows the guidelines in ASC Topic 820 “Fair Value Measurements and Disclosures”. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-9

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Cash and cash equivalents are considered Level 1 financial instruments.

Income Taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at May 31, 2017 and 2016.

The Company has identified its federal tax return and its state tax returns in Nevada as its major tax jurisdictions, and such returns remain subject to examination. Subsequent to the year ended May 31, 2017, the Company recently filed a registration in the state of Florida, and shall be subject to state tax return in Florida as well.

Related Parties

Related parties are affiliates of the Company, principal owners of the Company, its management, members of the immediate families of the principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. Another party also is a related party if it can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Recently issued accounting pronouncements

In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)”, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”). ASU 2016-10 clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company will evaluate the effects, if any, that adoption of this guidance will have on its financial statements. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s financial position and results of operations.

In May 2016, the FASB issued Topic ASU No. 2016-12 “Revenue from Contracts with Customers (Topic 606)”, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). The core principal of ASU 2016-12 is the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The provisions of this update are effective for annual and interim periods beginning after December 15, 2017, with early application permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s financial position and results of operations.

In August 2016, the FASB issued Topic ASU No. 2016-15 “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update to the standard is effective for the Company beginning January 1, 2018, with early application permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the classification and presentation of changes in restricted cash or restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for the Company’s fiscal year beginning January 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s financial position and results of operations.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-10

4.	Accounts payable and accrued expenses

Accrued expenses as of May 31, 2017 are summarized as follows:

	May 31, 2017	May 31, 2016

Accrued audit fees	$9,000	$11,000
Accrued accounting fees	1,126	1,575
Accrued legal fees	22,756	-
Accrued office expenses	5,190	3,296

Total	$38,072	$15,871

5.	Common stock

During the year ended May 31, 2017, the Company:

a)	Sold 13,332 shares of common stock at $3.00 per share.

b)	Issued 1,250,000 shares of common stock for the acquisition of 2 mineral properties. The shares were valued at $3.00 per share.

At May 31, 2017, the Company had 8,263,332 common shares outstanding (May 31, 2016 – 7,000,000).

There were no warrants or stock options outstanding as of May 31, 2017 and May 31, 2016.

Share Subscriptions

At May 31, 2017, the Company had 17,148 common shares subscriptions at a price of $3.50 per share for a value of $59,598 not yet issued. The shares were issued subsequent to year end on July 3, 2017.

6.	Notes payable

Related Parties:

There are six (6) unsecured promissory notes bearing interest at 8% per annum which are due on demand to a shareholder of the Company.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,598	$4,598
February 22, 2011	1,500	753	2,253
May 17, 2011	7,500	3,626	11,126
September 16, 2011	5,000	2,284	7,284
November 4, 2011	5,000	2,230	7,230
December 14,2012	13,000	4,473	17,473

Total	$35,000	$14,964	$49,964

There are five (5) unsecure promissory notes bearing interest at 4% per annum which are due on demand due to shareholders of the Company.

Date	Principal	Interest	Total

July 4, 2016	$1,000	$36	$1,036
July 12, 2016	25,000	885	25,885
September 15, 2016	20,000	565	20,565
December 22, 2016	13,901	244	14,145
January 13, 2017	10,000	151	10,151
March 08, 2017	30,000	276	30,276

Total	$99,901	$2,157	$102,058

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-11

There is one (1) unsecured promissory note bearing interest at 8% per annum which is due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes is at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

September 04, 2013	$30,000	$8,975	$38,975

Unrelated Parties:

There is one (1) unsecured promissory note bearing interest at 8% per annum which is due on demand.

Date	Principal	Interest	Total

March 15, 2012	$10,000	$4,171	$14,171

There are five (5) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes are at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$4,664	$18,664
October 15, 2013	15,000	4,353	19,353
January 8, 2014	10,000	2,716	12,716
December 3, 2014	20,000	3,993	23,993
September 22, 2015	20,000	2,709	22,709

Total	$79,000	$18,435	$97,435

Subsequent to the year ended May 31, 2017, the Company entered into agreements to convert $253,901 principal loans and $51,430 interest to a total of 101,777 common shares at $3.00 per share. ($109,000 of the principal loans were converted at $3.00 per share which originally had a conversion rate of $0.005 per share)

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-12

7.	Mineral Properties

On March 13, 2017, the Company entered into a property purchase agreement to acquire mineral claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada. The Company paid 1,250,000 restricted common stocks at $3.00 per share for a total value of USD $3,750,000. (See Note 5).

The Company acquired 9 patented claims in the Rickably Township and 4 unpatented claims consisting of 3 land claims in Rickably Township and one land claim in Lapierre Township.

8.	Related Party Transactions

During the year ended May 31, 2017, the Company incurred management fees from a director of $3,625 (2016 – nil). As at May 31, 2017, $1,293 was owing.

Transactions with a Majority Shareholder

Workplan Holdings Inc.

During the year ended May 31, 2017, Workplan Holdings Inc., a company controlled by a sole shareholder who is also a majority shareholder of the Company, purchased 4,000,000 restricted common shares from the former sole officer and director of the Company.

The Company entered into a property purchase agreement with Workplan Holdings Inc. and issued 1,250,000 restricted common stocks at $3.00 per share and acquired two mineral properties. (see Note 7)

The shareholder paid expenses on behalf of the Company in the amount of $500. As at May 31, 2017, this amount was owing.

The Company entered into a $30,000 demand notes payable with Workplan Holdings AG at an interest rate of 4% per annum. As at May 31, 2017, the total principal and interest outstanding on the note was $30,276 (2016 – nil). (See Note 6)

SP Group (Europe) AG

SP Group (Europe) AG and the Company share a common majority shareholder. The Company entered into a 3 year consulting agreement with SP Group (Europe) AG whereby the Company will provide advisory and consulting services commencing May 1, 2017. The agreement provides that SP Group (Europe) AG pays the Company as follows:

a.	$5,000 per month for the first year
b.	$10,000 per month for the second year
c.	$15,000 per month for the third year

As at May 31, 2017, the Company received a lump sum payment of which $30,000 have been allocated to deferred revenues. The $30,000 will cover the six months period from June to December 2017.

Subsequent to the year ended May 31, 2017, the Company entered into an agreement with SP Group (Europe) AG to acquire 20% ownership of SP Group (Europe) AG by issuing 6,000 restricted common stock of the Company at $3.50 per share for a total value of $21,000. SP Group (Europe) AG has a portfolio of approximately 20 different projects in the natural resources sector which it develops and finances. SP Group (Europe) AG and Workplan Holdings Inc. have a common shareholder and director.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-13

9.	Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the years ended May 31, 2017 and 2016 as follows:

	For the year Ended
	May 31, 2017	May 31, 2016

Net (loss) income for the year before recovery of income taxes for the period	$(101,285)	$(42,241)
Statutory tax rate	34%	34%

Expected income tax expense (recovery) expense	$(34,437)	$(14,362)
Non-deductible expenses	735	-
Change in valuation allowance	33,702	(14,362)

Recovery of income taxes	$-	$-

The following deferred tax assets have not been recognized. Deferred tax reflects the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities and consisted of the following:

	May 31, 2017	May 31, 2016

Net operating losses	$141,365	$42,241
Valuation allowance	(141,365)	(42,241)

	$-	$-

The Company has net operating losses generated approximately $141,365 for income tax purposes in the year which expire starting in 2037.

10.	Subsequent Events

Subsequent to May 31, 2017, the Company:

a)	On June 23, 2017, the Company acquired a lease deposit for the office building located at Falkenstrasse 28, Zurich, Switzerland, 8008. As consideration for the lease deposit, the Company issued 400,000 restricted shares of common stock to Mr. Greising for a purchase price of $600,000. In addition, the owner of the office building granted a sublease for an office building rent-free for a term of 10 years commencing July 1, 2017 to be completed and terminated on June 30, 2027.

b)	On July 3, 2017, the board of directors authorized the issuance of 31,128 restricted shares of common stock at an offering price of $3.50 per restricted share. The Company raised $108,969 in cash in this offering, and issued an aggregate 31,128 restricted shares of common stock to four non-US subscribers.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-14

c)	As of July 6, 2017, the Company entered into a share exchange agreement to acquire 20% ownership of SPG (Europe) AG by purchasing 2,000 shares of SP Group (Europe) AG from a shareholder of SP Group (Europe) AG, in exchange for the issuance of 6,000 common shares of the Company at a value of $3.50 per share. In accordance to the Dividend Agreement signed by the parties, the Company is to receive 20% of the declared dividends. The Company share a common director and majority shareholder with SP Group (Europe) AG.

d)	As of July 6, 2017, the Company issued 10,000 restricted common shares to a vendor at a value of $3.50 per share for leasehold improvements rendered.

e)	As of July 25, 2017, the board of directors authorized the issuance of 78,671 restricted shares of common stock at an offering price of $3.50 per restricted share. The Company raised $275,350 in cash in this offering, and issued an aggregate 78,671 restricted shares of common stock to thirty non-US subscribers.

f)	As of July 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid annual interest shall be added to the principal of the loan and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022.

g)	As of July 31, 2017, the Company entered into agreements to convert $253,901 principal loans and $51,430 interest to a total of 101,778 common shares at $3.00 per share. ($109,000 of the principal loans were converted at $3.00 per share which originally had a conversion rate of $0.005 per share)

h)	As of August 1, 2017, the Company entered into a consulting agreement with a director of the Company for a period of one (1) year whereby the Company agreed to issue 16,000 common shares at a value of $3.50 per share as payment.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page F-15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on September 4, 2009, there were no disagreements with SPGX’s principal accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304 of Regulation S-K that occurred within SPGX’s two most recent fiscal years and the subsequent interim periods. SPGX’s Independent Registered Public Accounting Firm since May 3, 2017 has been MNP LLP of Toronto, Ontario, Canada.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by SPGX’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, SPGX’s management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was accumulated or communicated to management to allow timely decisions regarding required disclosure. In particular, SPGX has identified material weaknesses in internal control over financial reporting, as discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. SPGX’s internal control over financial reporting is a process designed under the supervision of SPGX’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of SPGX’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of SPGX’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of SPGX’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of SPGX’s annual or interim financial statements will not be prevented or detected on a timely basis.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 18

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on SPGX’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by SPGX’s Chief Financial Officer in connection with the audit of its financial statements as of May 31, 2017 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of May 31, 2017, SPGX’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on SPGX’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on SPGX’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

SPGX is committed to improving its financial organization. As part of this commitment and when funds are available, SPGX will create a position to SPGX to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by: (i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of SPGX resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on SPGX’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support SPGX if personnel turn-over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues SPGX may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of SPGX’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

SPGX’s independent auditors have not issued an attestation report on management’s assessment of SPGX’s internal control over financial reporting. As a result, this annual report does not include an attestation report of SPGX’s independent registered public accounting firm regarding internal control over financial reporting. SPGX was not required to have, nor has SPGX, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit SPGX to provide only management’s report in this annual report.

Changes in Internal Controls

On February 13, 2017 Suha Hächler resigned as Chief Executive Officer of SPGX. Christian Winzenried was appointed by the board of directors as the new Chief Executive Officer.

There have been no other changes in SPGX’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2017, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting.

Item 9B. Other Information

None

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 19

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a)	Identify Directors and Executive Officers

Each director of SPGX holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

SPGX’s management team is listed below.

Officer’s Name	Sustainable Petroleum Group Inc.

Christian Winzenried	Director and President, CEO

Suha Hächler	Director and CFO, Treasurer, Corporate Secretary

Dr. Philip Grothe	Director

Stefan Mühlbauer	Director and CCO

Christian Winzenried ● Mr. Winzenried (55 years old) has been the President and Chief Executive Officer of SPGX and a director of SPGX since February 2017. During the past five years, Mr. Winzenried has been an entrepreneur and executive officer in several companies, including zeb/, a European management consultancy company in the finance sector where he was responsible for the development of business projects in the regional markets of Germany, Switzerland and Austria. As well, for more than 20 years, Mr. Winzenried has taught IT Management, Quality Management Systems, Business Development, Marketing, Leadership, HRM, and SME Startup Founding processes at several Business Management Schools. Mr. Winzenried holds a CAS in Enterpreneural Leadership SMEs from the University of Applied Sciences and Arts North-western Switzerland FHNW, a Master in Science - B.A. in MIS/IT of the University of Wales and GSBA/CEIBS, a Diploma in economics computer science, and is also internationally certified in ITIL (IT Service Management) and IPMA (Project- and Process Management) and certified for service marketing and international marketing at the Law and Economics Faculty of the University of Berne.

Suha Hächler ● Mr. Hächler (68 years old) has been the Chief Financial Officer, the Treasurer, and the Corporate Secretary of SPGX since July 2016 and a director of SPGX since August 2016. During the past five years, Mr. Hächler has been an entrepreneur and executive officer in several companies, including Xerox AG, where he was involved with the development and implementation of the printing systems. Mr. Hächler is currently teaching business management consultancy at the international school Gustav Käser in Switzerland and also studied economics at the international school HSG St. Gallen in Switzerland.

Dr. Philip Grothe ● Dr. Grothe (42 years old) has been a director of SPGX since January 2017 and was the President and Chief Executive Officer of SPGX from January 2017 to February 2017. During the past five years, Dr. Grothe has been the CEO of alimex Group since 2014. Prior to joining alimex he was partner and shareholder of Simon, Kucher & Partners, a top management consultancy focusing on strategy, marketing, pricing and sales. Dr. Grothe started his career at Deloitte Consulting where he worked as a manager and project leader in numerous marketing and sales projects. Dr. Grothe graduated in Economics and obtained his PhD in Strategic Management.

Stefan Mühlbauer ● Mr. Mühlbauer (38 years old) has been the Chief Communications Officer of SPGX and a director of SPGX since February 2017. During the past five years, Mr. Mühlbauer has served as CEO of Arma Communications Inc, a business development and marketing Agency in Naples, Florida since 2013. Additionally Mr. Mühlbauer serves as managing partner for Eagle Run Capital Inc. Previously, Mr. Mühlbauer held positions with some investment banks in Europe. Mr. Mühlbauer was the Chief Operating Officer at Silvia Quandt & Cie AG where he was responsible for building up the institution’s research and corporate finance activities. Mr. Mühlbauer received his degree in Finance from the University of Miami.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 20

(b)	Identify Significant Employees

SPGX has no significant employees. SPGX relies upon the services and time of its key management. Mr. Christian Winzenried, CEO, has devoted and will continue to devote approximately 30 hours per week or 75% of his working time to SPGX’s business. Mr. Suha Hächler, CFO, has devoted and will continue to devote approximately 10 hours per week or 25% of his working time to SPGX’s business.Dr. Philip Grothe, Director, has devoted and will continue to devote approximately 5 hours per week or 10% of his working time to SPGX’s business. Mr. Stefan Mühlbauer, CCO, has devoted and will continue to devote approximately 10 hours per week or 25% of his working time to SPGX’s business.

(c)	Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by SPGX to become directors or executive officers.

(d)	Involvement in Certain Legal Proceedings

During the past 10 years, no director, officer, or promoter of SPGX has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 21

(e)	Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of SPGX to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to SPGX. Based solely on SPGX’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2017 were met, with the exception of the following: (1) Law Yau Yau failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities, and a Schedule 13D; (2) Christian Winzenried failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (3) Suha Hächler failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (4) Dr. Philip Grothe failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (5) Stefan Mühlbauer failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; and (6) Christopher Grunder failed to file a Form 4 – Change of Beneficial Ownership of Securities in a timely manner, a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; and another Schedule 13D in a timely manner.

(f)	Nomination Procedure for Directors

SPGX does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. SPGX has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)	Audit Committee Financial Expert

SPGX has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. SPGX’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee. SPGX’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of SPGX and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)	Identification of Audit Committee

SPGX does not have a separately-designated standing audit committee. Rather, SPGX’s entire board of directors perform the required functions of an audit committee. Currently, each director is a member of SPGX’s audit committee, but only Dr. Grothe and Mr. Mühlbauer meet SPGX’s independent requirements for an audit committee member. See “Item 13. (c) Director independence” below for more information on independence.

SPGX’s audit committee is responsible for: (1) selection and oversight of SPGX’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by SPGX’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of May 31, 2017, SPGX did not have a written audit committee charter or similar document.

(i)	Code of Ethics

SPGX has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. SPGX undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact SPGX at 239-316-4593 to request a copy of SPGX’s financial code of ethics. Management believes SPGX’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 22

Item 11. Executive Compensation.

SPGX has paid $3,725 in compensation to its named executive officers during its fiscal year ended May 31, 2017 as set out in the table below.

Summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)		Total ($) (j)
Christian Winzenried President and CEO Feb 2017 - present	2015 2016 2017	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil		n/a n/a nil

Suha Hächler CFO July 2016 - present President & CEO July 2016 - Feb 2017	2015 2016 2017	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil		n/a n/a nil

Stefan Mühlbauer CCO Feb 2017 - present	2015 2016 2017	n/a n/a 3,725	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	$	n/a n/a 3,725	(1)

Law Yau Yau President, CEO and CFO Sep 2007–July 2016	2015 2016 2017	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil		nil nil nil

[1] For services provided as CCO, Mr. Mühlbauer is paid an hourly fee that is billed through a private company partly owned by Mr. Mühlbauer.

Since SPGX’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or re-priced.

Currently, SPGX does not have an employment agreement with any executive officers or directors, with the exception of the services agreement with Dr. Philip Grothe. On August 1, 2017, SPGX entered into a services agreement with Dr. Grothe in which Dr. Grothe agreed to accept the appointment as a director and to provide director-related services to SPGX. As consideration for such services, SPGX agreed to annually pay Dr. Grothe 16,000 restricted common shares in the capital of SPGX. See Exhibit 10.7 - Services Agreement for more details.

Also, SPGX reimburses all of its management and directors for reasonable expenses incurred by performing their duties for SPGX.

There are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of SPGX or from a change in a named executive officer’s responsibilities following a change in control.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 23

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common shares	Christopher Grunder 2316 Pine Ridge Road, 383 Naples, Florida, 34109	4,213,528	47.3%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2]	Based on 8,906,909 common shares issued and outstanding as of August 14, 2017.
[3]	4,213,528 of these shares are registered in the name of Workplan Holding Inc., and Christopher Grunder is the sole shareholder of that company.

(b)	Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Christian Winzenried 2316 Pine Ridge Road, 383 Naples, Florida, 34109	Nil	0%
common stock	Suha Hächler 2316 Pine Ridge Road, 383 Naples, Florida, 34109	Nil	0%
common stock	Dr. Philip Grothe 2316 Pine Ridge Road, 383 Naples, Florida, 34109	16,000	0.17%
common stock	Stefan Mühlbauer 2316 Pine Ridge Road, 383 Naples, Florida, 34109	Nil	0%
common stock	Directors and Executive Officers (as a group)	16,000	0.17%

[1] Based on 8,906,909 common shares issued and outstanding as of August 14, 2017.

Each person listed above has full voting and investment power with respect to the common shares indicated. Under the rules of the SEC, a person (or a group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase SPGX’s common shares.

(c)	Changes in Control

Management is not aware of any arrangement that may result in a change in control of SPGX.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons

Since the beginning of SPGX’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which SPGX was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of SPGX’s total assets at year-end for the last three completed fiscal years, with the exception of the following:

(1)	Christopher Grunder - Sale and purchase of Thunder Bay Claims

Pursuant to the terms and conditions of a property purchase agreement dated March 13, 2017 Workplan Holding Inc., a company wholly-owned by Christopher Grunder, the principal shareholder of SPGX, sold 13 mineral claims in the Thunder Bay Mining Division Rickaby and Lapierre Townships to SPGX. The parties agreed on a purchase price of $3,750,000 (CDN$5 million) for the 13 mineral claims, which was paid in full by SPGX issuing and delivering to Workplan Holding Inc. 1,250,000 restricted shares in the common stock of the capital of SPGX. See Exhibit 10.2 - Property Purchase Agreement for more details.

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 24

(2)	Christopher Grunder - Consulting Agreement

Pursuant to the terms and conditions of a consulting agreement dated April 24, 2017, SPGX agreed to provide SP Group (Europe) AG with advisory and consulting services for a three year term expiring on May 2, 2020. Christopher Grunder is the majority shareholder of SP Group (Europe) AG. The services provided include advising and conducting due diligence on international sustainable projects on behalf of SP Group (Europe) AG, with a focus on natural resource projects with reliable returns on investment. For providing these services, SP Group (Europe) AG pays a consulting fee of $5,000 per month to SPGX. In the second year of the term, SPGX will receive $10,000 per month and in the third year will receive $15,000 per month. See Exhibit 10.6 - Consulting Agreement for more details.

(3)	Christopher Grunder - Sale and purchase of shares in SP Group (Europe) AG

Pursuant to the terms and conditions of a share purchase agreement dated July 6, 2017 Workplan Holding Inc., a company wholly-owned by Christopher Grunder, the principal shareholder of SPGX, sold 2,000 shares in the capital of SP Group (Europe) AG to SPGX. These shares represent a 20% interest in SP Group (Europe) AG. As consideration for the purchased shares, SPGX issued 6,000 restricted shares of common stock in the capital of SPGX to Workplan Holding Inc. for a purchase price of $21,000. See Exhibit 10.4 - Share Purchase Agreement for more details.

In addition, as a condition precedent to the Share Purchase Agreement, SPGX required SP Group (Europe) AG and its majority shareholder, Christopher Grunder, to enter into an agreement that will require SP Group (Europe) AG to declare an annual dividend to be paid to all of its shareholders. Pursuant to the terms and conditions of the dividend agreement dated July 10, 2017 among Christopher Grunder, Sustainable Petroleum Group Inc, and SP Group (Europe) AG, SPGX will be entitled to 20% of the net profits of SP Group (Europe) AG in each fiscal year. See Exhibit 10.5 - Dividend Agreement for more details

(b)	Promoters and control persons

From inception of SPGX on September 4, 2009 to July 2016, Law Yau Yau was the only promoter of SPGX’s business, and from July 2016 to February 2017 Suha Hächler was the only promoter of SPGX’s business. Since February 2017 Mr. Hächler and Christian Winzenried have been the only promoters of SPGX’s business. No promotor of SPGX has received anything of value from SPGX nor is any person entitled to receive anything of value from SPGX for services provided as a promoter of the business of SPGX.

(c)	Director independence

SPGX’s board of directors currently consists of Christian Winzenried, Suha Hächler, Dr. Philip Grothe, and Stefan Mühlbauer. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, SPGX’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of SPGX or any other individual having a relationship which, in the opinion of SPGX’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from SPGX in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of SPGX’s stock will not preclude a director from being independent.

In applying this definition, SPGX’s board of directors has determined that Dr. Grothe and Mr. Mühlbauer each qualify as an “independent director” pursuant to the same rule.

As of the date of the report, SPGX did not maintain a separately designated compensation or nominating committee.

SPGX has also adopted this definition for the independence of the members of its audit committee. Each of the directors is a member of SPGX’s audit committee. SPGX’s board of directors has determined that only Dr. Grothe and Mr. Mühlbauer are “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and are “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for SPGX’s audit of annual financial statements and for review of financial statements included in SPGX’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2017 - $9,000 – MNP LLP – Chartered Accountants

2016 - $11,000 – DCAW (CPA) Limited – Certified Public Accountants

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 25

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of SPGX’s financial statements and are not reported in the preceding paragraph:

2017 - $6,000 – MNP LLP – Chartered Accountants

2016 - $3,000 – Dominic K.F. Chan & Co – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2017 - $nil – MNP LLP – Chartered Accountants

2016 - $nil – DCAW (CPA) Limited – Certified Public Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017 - $nil – MNP LLP – Chartered Accountants

2016 - $nil – DCAW (CPA) Limited – Certified Public Accountants

(6) The percentage of hours expended on the principal accountant’s engagement to audit SPGX’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15. Exhibits, Financial Statement Schedules.

1.	Financial Statements

Financial statements of Sustainable Petroleum Group Inc. have been included in Item 8 above.

2.	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.	Exhibits

All Exhibits required to be filed with the Form 10-K are included in this annual report or incorporated by reference to SPGX’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875 and SEC File Number 333-169331.

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to SPGX’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 26

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 between Workplan Holding Inc. and Law Yau Yau, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 between Sustainable Petroleum Group Inc. and Workplan Holding Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

10.3	Deposit Agreement dated June 23, 2017 among SP Group AG, Daniel Greising, and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 between Sustainable Petroleum Group Inc. and Christopher Grunder, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 among Christopher Grunder, Sustainable Petroleum Group Inc, and SP Group (Europe) AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 between SP Group (Europe) AG and Sustainable Petroleum Group Inc.	Included

10.7	Services Agreement dated August 1, 2017 between Sustainable Petroleum Group Inc. and Dr. Philip Grothe.	Included

14	Code of Ethics, filed as an exhibit to SPGX’s 2010 registration statement on Form S-1 filed on September 13, 2009, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Sustainable Petroleum Group Inc. for the fiscal year ended May 31, 2017, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations; (iii) the Audited Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Audited Statements of Cash Flows.

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

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 27

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Petroleum Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable Petroleum Group Inc.

By:	/s/ Christian Winzenried
Name:	Christian Winzenried
Title:	Director, President & CEO
Dated:	August 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Sustainable Petroleum Group Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Christian Winzenried	President, Chief Executive Officer, and Principal Executive Officer Member of the Board of Directors	August 30, 2017
Christian Winzenried
/s/ Suha Hächler	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, and Corporate Secretary, Member of the Board of Directors	August 30, 2017
Suha Hächler
/s/ Dr. Philip Grothe	Member of the Board of Directors	August 30, 2017
Dr. Philip Grothe
/s/ Stefan Mühlbauer	Chief Communications Officer Member of the Board of Directors	August 30, 2017
Stefan Mühlbauer

Sustainable Petroleum Group Inc.	Form 10-K - 2017	Page 28