Form 10-Q
period 2017-08-31
Sustainable Petroleum Group Inc.
filed 2017-10-18
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended August 31, 2017

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from _________________________ to _________________________

Commission file number  000-54875

sustainable petroleum group inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	85-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road, 383, Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 16, 2017
common stock - $0.0001 par value	8,947,518

part I – financial information

Item 1. Financial Statements.

sustaianble petroleum group inc.

(Formerly known as BLUE SPA INCORPORATED)

For the three Months Ended August 31, 2017

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 2

SUSTAINABLE PETROLEUM GROUP INC.

Condensed Unaudited Interim Financial Statements

For the three months ended August 31, 2017

(Stated in US Dollars)

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 3

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

FOR THE THREE MONTHS ENDED AUGUST 31, 2017

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 4

SUSTAINABLE PETROLEUM GROUP INC.

CONDENSED UNAUDITED INTERIM BALANCE SHEETS

	August 31, 2017	May 31, 2017
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$68,159	$161,096
Note Receivables – Note 5	201,227	-
Investments – Note 6	21,000	-
Prepaid expenses and deposits – Note 7	897,259	6,917
	1,187,645	168,013

Leasehold improvements – Note 8	34,417	-
Mineral properties – Note 9	3,750,000	3,750,000

TOTAL ASSETS	$4,972,062	$3,918,013

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities – Note 10	$29,260	$38,072
Amount due to a director – Note 13	2,000	1,293
Amount due to shareholders – Note 13	9,833	9,833
Deferred revenue – Note 13	15,000	30,000
Notes payable – Note 11, 12	-	253,901
Interest payable – Note 11, 12	-	48,702

TOTAL LIABILITIES	56,093	381,801

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11
Par Value: $0.0001
Authorized 500,000,000 shares
Common Stock Issued: 8,906,909 (2017 – 8,263,332)	891	826
Additional Paid in Capital	6,007,735	3,806,170
Shares Subscribed (not issued)	107,131	59,598
Deficit Accumulated during the development stage	(1,199,788)	(330,382)

TOTAL STOCKHOLDERS’ DEFICIT	4,915,969	3,536,212

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,972,062	$3,918,013

See accompanying notes to condensed unaudited financial statements

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 5

SUSTAINABLE PETROLEUM GROUP INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three	For the three
	months ended	months ended
	August 31, 2017	August 31, 2016

Revenues
Revenues	$15,000	$
Interest Income	1,227	-
	16,227

Operating Expenses

Administrative and other operating expenses	18,627	2,704
Amortization	583	-
Management fees	65,518	-
Professional fees	17,900	13,779
Rent	1,000	-
Loss on acquisition of deposit	779,278	-
	882,906	16,483

Operating loss before interest expenses	(866,679)	(16,483)
Interest expenses	(2,727)	(3,249)

Operating loss before income taxes	(869,406)	(19,732)
Income Taxes	-	-

Net loss and comprehensive loss	$(869,406)	$(19,732)

Loss per share of common stock
-Basic and diluted	$(0.100)	$(0.003)

Weighted average shares of common stock
-Basic and diluted	8,666,142	7,000,000

See accompanying notes to condensed unaudited financial statements

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 6

SUSTAINABLE PETROLEUM GROUP INC.

CONDENSED UNAUDITED INTERM STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common	par valueat $0.0001	AdditionalPaid-in	Shares	Deficit accumulated during the development
	Shares	Amount	Capital	Subscribed	stage	Total
Balance, May 31, 2016	7,000,000	$700	$16,300	$-	$(229,097)	$(212,097)

Shares Issued at $3.00 per share for assets	1,250,000	125	3,749,875	-	-	3,750,000
Shares Issued at $3.00 per share	13,332	1	39,995	-	-	39,996
Subscriptions received at $3.50 per share	-	-	-	59,598	-	59,598
Net loss and comprehensive loss	-	-	-	-	(101,285)	(101,285)
Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,212

Shares issued at $3.50 per share for lease deposit	400,000	40	1,399,960	-	-	1,400,000
Shares issued at $3.50 per share for equity investment	6,000	1	20,999	-	-	21,000
Shares issued at $3.50 per share	31,128	3	108,945	(59,598)	-	49,350
Shares issued at $3.50 per share for services	10,000	1	34,999	-	-	35,000
Shares issued at $3.50 per share	78,671	8	275,340	-	-	275,348
Shares issued at $3.00 per share for debts	101,778	10	305,324	-	-	305,334
Shares issued at $3.50 per share for services	16,000	2	55,998	-	-	56,000
Subscriptions received at $3.50 per share	-	-	-	107,131	-	107,131
Net loss and comprehensive loss	-	-	-	-	(869,406)	(869,406)
Balance, August 31, 2017	8,906,909	$891	$6,007,735	$107,131	$(1,199,788)	$4,915,969

See accompanying notes to condensed unaudited financial statements

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 7

SUSTAINABLE PETROLEUM GROUP INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	Aug 31, 2017	Aug 31, 2016

Cash Flows from operating activities:
Net loss and comprehensive loss	$(869,406)	$(19,732)
Loss on acquisition of deposit	779,278
Interest	(1,227)
Amortization	583
Shares for debt	2,730
Shares for services	56,000
Changes in current assets and liabilities
Prepaid Expenses	(269,620)	-
Accounts payable and accrued expenses	(8,812)	12,416
Amount due to a director	708	-
Deferred revenue	(15,000)	-
Interest payable	-	3,249
Net cash used in operating activities	(324,766)	(4,067)

Cash Flows from investing activities:
Note R eceivables	(200,000)	-
Net Cash used in investing activities	(200,000)	-

Cash Flows from financing activities:
Proceeds from issuance of common stock	324,698	-
Shares subscribed, not issued	107,131	-
Notes payable	-	26,000
Net Cash generated from financing activities	431,829	26,000

Net increase in cash and cash equivalents	(92,937)	21,933
Cash and cash equivalents at beginning of period	161,096	-
Cash and cash equivalents at end of period	$68,159	$21,933

Supplement Disclosures
Interest	$14,478	$3,249
Taxes	-	-
Non-cash Financing and Investing Activities
Common stock issued for deposit on lease	$1,400,000	$-
Common stock issued for leasehold improvements	35,000	-
Common stock issued for investments	21,000	-
Common stock issued for debts	305,334	-
Common stock issued for services	56,000	-
	$1,817,334	$-

See accompanying notes to condensed unaudited financial statements

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 8

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2017

1.	Organization and Nature of Operations

Sustainable Petroleum Group Inc. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009 as Blue Spa Incorporated which was engaged in the development of an internet based retailer of a multi-channel concept combining a wholesale distribution with a retail strategy relating to the quality personal care products, fitness apparel and related accessories. On December 19, 2016, the Company amended its name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” On September 6, 2017, the Company obtained a majority vote from its shareholders to amend the Company’s name from “Sustainable Petroleum Group Inc.” to “Sustainable Projects Group Inc.” to better reflect the business it has undertaken. The name change will be effected by the beginning of October 2017.

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

The Company has accumulated a deficit of $1,199,788 since inception September 4, 2009, has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim financial statements be read in conjunction with the Company’s May 31, 2017 annual financial statements. Operating results for the three months period ended August 31, 2017 are not necessarily indicative of the results that can be expected for the year ended May 31, 2018.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 9

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2017

There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended May 31, 2017.

Equity investments

Investments where the Company exercises significant influence but does not exercise control over these investments are accounted for using the equity method of accounting and are initially recorded at cost. The Company’s allocation of the entities’ profits or losses is recognized in the statements of operations and comprehensive income. Where the Company’s share of losses on its investments equal or exceed the carrying amount of the investments, the Company would then only recognize further losses if it incurred obligations or made payments on behalf of the equity investments. The Company’s equity investments are reduced by any distributions received and may increase for any additional investments made.

Foreign currency translations

The Company maintains an office in Naples, Florida. The functional currency of the Company is the U.S. Dollar, which is also its reporting currency, all figures presented unless otherwise indicated are stated in U.S. Dollar. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

During the period the Company entered into a transaction whereby it acquired a lease deposit denominated in Swiss Francs, as denoted by “CHF” (see Note 7).

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

5.	Note receivables

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid annual interest shall be added to the principal of the loan and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022.

As of August 31, 2017, the balance and interest owing was $201,227.

Date	Principal	Interest	Total
June 28, 2017	$200,000	$1,227	$201,227

6.	Investments

As of July 6, 2017, the Company entered into a share exchange agreement to acquire 20% ownership of SPG (Europe) AG by purchasing 2,000 shares of SP Group (Europe) AG from a shareholder of SP Group (Europe) AG, in exchange for the issuance of 6,000 common shares of the Company at a value of $3.50 per share. In accordance to the Dividend Agreement signed by the parties, the Company is to receive 20% of the declared dividends. The Company share a common director, common management and a majority shareholder with SP Group (Europe) AG. As a result, it was determined that the Company would ordinarily have significant influence; however, the investee lacks the financial information that the Company, and any other shareholder, would need to apply the equity method of accounting. The Company has attempted and failed to obtain that information and accordingly concluded it appropriate to account for the investment using the cost method at this time.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 10

 SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2017

7.	Prepaid expenses and deposits

	August 31, 2017	May 31, 2017

Prepaid legal	$-	$6,917
Prepaid expenses	276,537	-
Deposit on lease (CHF)	600,000	-
Foreign exchange on lease deposit	20,722	-

Total	$897,259	$6,917

On June 23, 2017, the Company acquired a lease deposit in the amount of CHF600,000 for the office building located at Falkenstrasse 28, Zurich, Switzerland, 8008, made by an arm’s length party, Daniel Greising, on behalf of SP Group (Europe) AG. As consideration for an assignment of the lease deposit to the Company, the Company issued Mr. Greising 400,000 restricted shares of common stock. In addition, the owner of the office building granted a sublease of the office from SP Group (Europe) AG to the Company rent-free for a term of 10 years commencing July 1, 2017 to be completed and terminated on June 30, 2027. The shares were valued at $3.50 per share for a valuation of $1,400,000. The Company has incurred an $779,278 loss on the acquisition of the deposit.

8.	Leasehold Improvements

On July 6, 2017, the Company issued 10,000 restricted common shares at a value of $3.50 per share for leasehold improvements rendered for a total valuation of $35,000.

		Accumulated
	Cost	Depreciation	Net
Leasehold Improvements	$35,000	$583	$34,417

9.	Mineral Properties

On March 13, 2017, the Company entered into a property purchase agreement to acquire mineral claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada. The Company paid 1,250,000 restricted common stocks at $3.00 per share for a total value of USD $3,750,000. (See Note 11).

The Company have an interest in 13 mineral claims. All the mineral claims are contiguous. Nine (9) of the mineral claims are freehold patented mineral claims and the other four (4) mineral claims are unpatented Crown Land claims. The combined claims make up an area of 336 hectares which is equivalent to approximately 810 acres.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 11

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2017

10.	Accounts payable and accrued liabilities

Accrued expenses as of August 31, 2017 are summarized as follows:

	August 31, 2017	May 31, 2017

Accrued audit fees	$12,000	$9,000
Accrued accounting fees	3,750	1,126
Accrued legal fees	12,275	22,756
Accrued office expenses	1,235	5,190

Total	$29,260	$38,072

11.	Common stock

Share issuances during the first quarter ended August 31, 2017:

a)	Issued 400,000 shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share and the Company wrote $800,000 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share.

c)	Sold 31,128 shares of common stock at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock at $3.50 per share.

f)	Issued 101,778 shares of common stock at $3.00 per share for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

Share issuances during the year ended May 31, 2017:

a)	Sold 13,332 shares of common stock at $3.00 per share.

b)	Issued 1,250,000 shares of common stock for the acquisition of 2 mineral properties. The shares were valued at $3.00 per share.

At August 31, 2017, the Company had 8,906,909 common shares outstanding (May 31, 2017 – 8,263,332).

There were no warrants or stock options outstanding as of August 31, 2017 and August 31, 2016.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 12

SUSTAINABLE PETROLEUM GROUP INC.

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

AUGUST 31, 2017

Share Subscriptions

At August 31, 2017, the Company received 30,609 common shares subscriptions at a price of $3.50 per share for a value of $107,131 not yet issued.

Subsequent to the quarter ended August 31, 2017, the Company received an additional 10,000 common shares subscription at a price of $3.50 per share for a value of $35,000.

The Company issued an aggregate of 40,609 common shares subsequent to this report for subscriptions received of $142,131 valued at $3.50 per share.

12.	Notes payable

On July 31, 2017, all the notes below were repaid in full. The Company issued 101,778 common shares by converting the debt at $3.00 per share.

Related Parties:

There were six (6) unsecured promissory notes bearing interest at 8% per annum which were due on demand to a shareholder of the Company. These promissory notes were repaid in full by converting into common shares of the Company at $3.00 per share.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,638	$4,638
February 22, 2011	1,500	773	2,273
May 17, 2011	7,500	3,727	11,227
September 16, 2011	5,000	2,351	7,351
November 4, 2011	5,000	2,297	7,297
December 14,2012	13,000	4,647	17,647

Total	$35,000	$15,433	$50,433

There were six (6) unsecured promissory notes bearing interest at 4% per annum which were due on demand due to shareholders of the Company. These promissory notes were repaid in full by converting into common shares of the Company at $3.00 per share.

Date	Principal	Interest	Total

July 4, 2016	$1,000	$43	$1,043
July 12, 2016	25,000	1,052	26,052
September 15, 2016	20,000	699	20,699
December 22, 2016	13,901	337	14,238
January 13, 2017	10,000	218	10,218
March 08, 2017	30,000	477	30,477

Total	$99,901	$2,826	$102,727

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 13

There was one (1) unsecured promissory note bearing interest at 8% per annum which was due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible note was at the same interest rate as promissory notes that have no conversion feature. The promissory note was repaid in full by converting into common shares of the Company at $3.00 per share.

Date	Principal	Interest	Total
September 04, 2013	$30,000	$9,376	$39,376

Unrelated Parties:

There was one (1) unsecured promissory note bearing interest at 8% per annum which was due on demand. The promissory note was repaid in full by converting into common shares of the Company at $3.00 per share.

Date	Principal	Interest	Total
March 15, 2012	$10,000	$4,305	$14,305

There were five (5) unsecured promissory notes bearing interest at 8% per annum which were due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes were at the same interest rate as promissory notes that have no conversion feature. These promissory were repaid in full by converting into common shares of the Company at $3.00 per share.

Date	Principal	Interest	Total
April 2, 2013	$14,000	$4,851	$18,851
October 15, 2013	15,000	4,554	19,554
January 8, 2014	10,000	2,849	12,849
December 3, 2014	20,000	4,261	24,261
September 22, 2015	20,000	2,976	22,976

Total	$79,000	$19,491	$98,491

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 14

13.	Related Party Transactions

During the quarter ended August 31, 2017, the Company incurred management fees from two directors totaling an aggregate of $65,518 (2016 – nil). As at August 31, 2017, $2,000 was owing to a director for management fees and $9,833 was owing to two shareholders for expenses paid on behalf of the Company.

Transactions with a Majority Shareholder

Workplan Holdings Inc.

During the year ended May 31, 2017, Workplan Holdings Inc., a company controlled by a sole shareholder, purchased 4,000,000 restricted common shares from the former sole officer and director of the Company.

The Company entered into a property purchase agreement with Workplan Holdings Inc. and issued 1,250,000 restricted common stocks at $3.00 per share and acquired two mineral properties. (see Note 9)

The shareholder paid expenses on behalf of the Company in the amount of $500. As at August 31, 2017, this amount was owing.

The Company entered into a $30,000 demand notes payable with Workplan Holdings AG at an interest rate of 4% per annum. As at August 31, 2017, the total principal and interest outstanding on the note was repaid in full by converting the principal loan and interest at $3.00 per share. The Company issued 10,159 common shares.

SP Group (Europe) AG

SP Group (Europe) AG and the Company share a common majority shareholder. The Company entered into a 3 year consulting agreement with SP Group (Europe) AG whereby the Company will provide advisory and consulting services commencing May 1, 2017. The agreement provides that SP Group (Europe) AG pays the Company as follows:

a.   $5,000 per month for the first year

b.   $10,000 per month for the second year

c.   $15,000 per month for the third year

The Company received a lump sum payment which have been allocated to deferred revenues. As of August 31, 2017, there was $15,000 remaining in deferred revenues (May 31, 2017 - $30,000).

On July 6, 2017, the Company entered into an agreement with SP Group (Europe) AG to acquire 20% ownership of SP Group (Europe) AG by issuing 6,000 restricted common stock of the Company at $3.50 per share for a total value of $21,000. SP Group (Europe) AG has a portfolio of approximately 20 different projects in the natural resources sector which it develops and finances. SP Group (Europe) AG and Workplan Holdings Inc. have a common shareholder and director. (See Note 6)

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 15

14.	Subsequent Events

The Company received $35,000 for subscription of 10,000 common shares at $3.50 per share.

On September 21, 2017, the board of directors authorized the issuance of 40,609 restricted shares of common stock at an offering price of $3.50 per share. The Company raised $142,131 cash in this offering to non-US subscribers, which included $107,131 of shares subscribed at August 31, 2017.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of SPGX’s financial condition, changes in financial condition and results of operations for the three months ended August 31, 2017 should be read in conjunction with SPGX’s unaudited interim financial statements and related notes for the three months ended August 31, 2017.

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

Through its main initiatives, the development of natural resources, holdings, consulting services, and collaborative partnerships, SPGX plans to build on shareholder value which in return, will present opportunity for new and exciting projects ahead.

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

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 17

2. Alimex GmbH - Collaborative Partnership

On June 28, 2017, SPGX loaned Alimex GmbH $200,000 with a per annum interest rate of 3.5%. Alimex GmbH is a global producer of high-precision aluminium cast plates. In 2017 SPGX plans to negotiate and enter into a collaborative partnership to work with Alimex to finance their structural and organic growth to position Alimex as the world leader in their sector.

3. Oil & Gas Projects - Arundel AG

During the next 12 months SPGX will continue to seek opportunities to fund and invest in projects in the oil & gas sector. Currently, SPGX has been negotiating with Arundel AG, a Swiss investment company whose shares are listed on the SIX Swiss Exchange, to fund and invest in projects in the oil & gas sector. SPGX is currently negotiating terms.

4. Consulting Services - Amixca AG

SPGX plans to continue to provide consulting services throughout the next 12 months, in addition to the consulting services it is currently providing SP Group (Europe) AG. On July 18th, 2017 SPGX paid a refundable deposit of $190,000 in order to perform due diligence on Amixca AG’s records. Amixca AG is a private Swiss corporation whose business is consulting. Management is in the process of completing its due diligence on Amixca AG.

5. Myfactor.io AG

On July 26, 2017, SPGX paid a refundable deposit of $83,496 (70,000 Euro) in order to perform due diligence on the entities records of Myfactor.io AG. Myfactor.io AG is a company incorporated in Liechtenstein. The company holds a bond and its purpose is the acquisition and exploitation various interests from real estate, patents and other industrial property rights. Management is in the process of completing its due diligence on Myfactor.io AG.

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

As at August 31, 2017, SPGX had cash of $68,159 and total liabilities of $56,093. Accordingly, SPGX will require additional financing in the amount of $27,934 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

During the 12 month period following the date of this report, management anticipates that SPGX will not generate any revenue. Accordingly, SPGX will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding SPGX’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of SPGX’s common stock. However, SPGX does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, SPGX will not be able to develop its products and its business plan will fail. Even if SPGX is successful in obtaining equity financing and developing its products, additional development of its website and marketing program will be required. If SPGX does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 18

Liquidity and Capital Resources

Three Month Period Ended August 31, 2017

At August 31, 2017, SPGX had a cash balance of $68,159 and a working capital surplus of $1,131,552 for the three month period ended August 31, 2017, compared to a cash balance of $161,096 and negative cash flows from operating activities of $213,788 for the fiscal period ended May 31, 2017.

The notes to SPGX’s unaudited interim financial statements as of August 31, 2017, disclose its uncertain ability to continue as a going concern. SPGX has not and does not expect to generate any revenues to cover its expenses while it is in the development stage and as a result SPGX has accumulated a deficit of $1,199,788 since inception. As of August 31, 2017, SPGX had $56,093 in current liabilities compared to $381,801 for the time period ended May 31, 2017. When its current liabilities are offset against its current assets of $1,187,645 SPGX is left with a working capital of $1,131,552.

While SPGX has successfully generated sufficient working capital through the sale of common stock and management believes that SPGX can continue to do so for the next year, there are no assurances that SPGX will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the three month period ended August 31, 2017 was a net cash used in operations of $324,766, which was primarily due to a net loss of $869,406 and non-cash items consisting of a loss on acquisition of deposit of $779,278, amortization of $583, shares for debt and shares for services of $2,730 and $56,000, respectively, changes in current assets and liabilities consisting of an increase in prepaid expenses of $269,620, a decrease in accounts payable and accrued expenses of $8,812, increase in amount due to director of $708, and a decrease in deferred revenue of $15; compared to a net loss of $19,732 for the same time period for the prior fiscal period, which was primarily due to an increase in accounts payable and accrued expenses of $12,416 and an increase in interest payable of $3,249, resulting in net cash used in operation activities of $4,067.

Net Cash Flows From Investing Activities. SPGX’s net cash flow from investing activities during the three month period ended August 31, 2017 was $1,817,334, which was primarily due to an advance of a note receivable in the amount of $200,000, shares issued for the lease deposit of $1,400,000, and shares issued for debt settlement of $305,334, as compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. SPGX’s net cash flow from financing activities during the three month period ended August 31, 2017 was $431,829 which was due to subscription proceeds, compared to $26,000 for the same time period for the prior fiscal period.

Results of Operations – Three months ended August 31, 2017 and August 31, 2016

References to the discussion below to fiscal 2017 are to SPGX’s current fiscal year, which ended on May 31, 2017. References to fiscal 2016 are to SPGX’s fiscal year ended May 31, 2016.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 19

	For the Three Months Ended August 31 2017 $	For the Three Months Ended August 31 2016 $

Revenue	16,227	–

Operating expenses

Administrative and other operating expenses	(18,627)	(2,704)
Amortization	(583)	-
Management fees	(65,518)	-
Professional fees	(17,900)	(13,779)
Rent	(1,000)	-
Loss on acquisition of deposit	(779,278)	-
Interest expenses	(2,727)	(3,249)
Operating loss before income taxes		(19,732)
		-
Income taxes	-	-

Net loss and comprehensive loss	(869,406)	(19,732)

Three Month Period Ended August 31, 2017

Net Loss. During the three month period ended August 31, 2017, SPGX had a net loss of $869,406 or $(0.100) per share. The loss was primarily due to a loss on acquisition of the lease deposit, administrative and other operating expenses, management fees, and professional fees, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $19,732 or $ (0.003) per share, which was primarily due to administrative and other operating expenses and interest expenses.

Revenue. During the three month period ended August 31, 2017, SPGX had revenues of $16,227. The revenue was primarily due to consulting fees and interest income, compared to the same time period for the prior fiscal period, when SPGX had no operating revenues. SPGX’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. SPGX’s operating expenses during the three month period ended August 31, 2017 were $882,906, which were primarily due to $779,278 in a loss on acquisition of the lease deposit, $65,518 in management fees, $18,627 in administrative and other operating expenses, and $17,900 in professional fees, compared to the same time period for the prior fiscal period, which SPGX’s operating expenses were$16,483,which were due to $13,779 in professional fees, and $2,704 in administrative and other operating expenses.

Going Concern

SPGX has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming SPGX will continue as a going concern.

Future Financings

Management anticipates continuing to rely on equity sales of SPGX’s common stock in order to continue to fund its business operations. Issuances of additional common stock will result in dilution to SPGX’s existing stockholders. There is no assurance that SPGX will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 20

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

Contingencies and Commitments

SPGX had no contingencies or long-term commitments at August 31, 2017.

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

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 21

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

SPGX applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 22

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, SPGX failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended August 31, 2017. As a result, SPGX’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 23

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that SPGX’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in SPGX’s internal controls over financial reporting during the quarter ended August 31, 2017, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of SPGX’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

September 2017 - $3.50 Private Placement Offering

On September 21, 2017 the board of directors authorized the issuance of 40,609 restricted shares of common stock at an offering price of $3.50 per restricted share. SPGX raised $142,131 in cash in this offering, and issued an aggregate 40,609 restricted shares of common stock to 16 non-US subscribers outside the United States.

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 24

For the 16 non-US subscribers outside the United States in this one closing, SPGX relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offerings were not public offerings and were not accompanied by any general advertisement or any general solicitation. SPGX received from each of the 16 subscribers a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

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

SPGX has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. SPGX undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact SPGX at 2316 Pine Ridge Road, 383, Naples, Florida, 34109 to request a copy of SPGX’s code of ethics. Management believes SPGX’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to SPGX’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 between Workplan Holding Inc. and Law Yau Yau, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 25

Exhibit	Description	Status

10.2	Property Purchase Agreement dated March 13, 2017 between Sustainable Petroleum Group Inc. and Workplan Holding Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

10.3	Deposit Agreement dated June 23, 2017 among SP Group AG, Daniel Greising, and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 between Sustainable Petroleum Group Inc. and Christopher Grunder, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 among Christopher Grunder, Sustainable Petroleum Group Inc, and SP Group (Europe) AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 between SP Group (Europe) AG and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 between Sustainable Petroleum Group Inc. and Dr. Philip Grothe, filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended August 31, 2017, formatted in XBRL: (i) the Interim Balance Sheets, (ii) the Interim Statements of Operations; (iii) the Interim Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 26

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Petroleum Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable Petroleum Group Inc.

Dated: October 17, 2017	By:	/s/ Christian Winzenried
	Name:	Christian Winzenried
President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q – Q1	Sustainable Petroleum Group Inc.	Page 27