Form 10-Q
period 2017-11-30
Sustainable Projects Group Inc.
filed 2018-01-22
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	November 30, 2017

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ____________________________ to __________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	85-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road, 383, Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

239-316-4593

(Registrant’s telephone number, including area code)

Sustainable Petroleum Group Inc.

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

[  ] Yes [ X ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 19, 2018
common stock - $0.0001 par value	8,953,518

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 2

part I – financial information

Item 1. Financial Statements.

sustaianble projects group inc.

(Formerly known as Sustainable Petroleum Group Inc.)

(Formerly known as BLUE SPA INCORPORATED)

For the SIX Months Ended NOVEMBER 30, 2017

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 3

SUSTAINABLE PROJECTS GROUP INC.

Condensed Unaudited Interim Financial Statements

For the six months ended November 30, 2017

(Stated in US Dollars)

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 4

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2017

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 5

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED UNAUDITED INTERIM BALANCE SHEETS

	November 30,	May 31,
As at	2017	2017

ASSETS
Current Assets:
Cash and cash equivalents	$20,759	$161,096
Investments – Note 6	21,000	-
Prepaid expenses and deposits – Note 7	961,246	6,917
	1,003,005	168,013

Long Term Assets:
Note Receivables – Note 5	202,972	-

Leasehold improvements – Note 8	33,542	-
Mineral properties – Note 9	3,750,000	3,750,000

TOTAL ASSETS	$4,989,519	$3,918,013

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities – Note 10	$75,358	$38,072
Amount due to a director – Note 13	3,582	1,293
Amount due to shareholders – Note 13	9,833	9,833
Deferred revenue – Note 13	-	30,000
Notes payable – Note 11, 12	-	253,901
Interest payable – Note 11, 12	-	48,702

TOTAL LIABILITIES	88,773	381,801

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 8,947,518 (May 31, 2017 – 8,263,332)	895	826
Additional Paid in Capital	6,149,862	3,806,170
Shares Subscribed (not issued) – Note 11	23,500	59,598
Accumulated Deficit	(1,273,511)	(330,382)
TOTAL STOCKHOLDERS’ DEFICIT	4,900,746	3,536,212

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,989,519	$3,918,013

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 6

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016
Revenues
Revenues	$15,000	$-	$30,000	$-
Interest Income	1,746	-	2,973	-
	16,746	-	32,973	-
Operating Expenses
Administrative and other operating expenses	16,148	6,913	24,275	9,617
Amortization	875	-	1,458	-
Consulting fees	10,500	-	21,000	-
Management fees	3,582	-	69,100	-
Professional fees	58,614	15,855	76,514	29,634
Rent	750	-	1,750	-
Loss on acquisition of deposit	-	-	779,278	-
	90,469	22,768	973,375	39,251
Operating loss before interest expense	(73,723)	(22,768)	(940,402)	(39,251)
Interest expense	-	(3,497)	(2,727)	(6,746)

Operating loss before income taxes	(73,723)	(26,265)	(943,129)	(45,997)
Income Taxes	-	-	-	-

Net loss and comprehensive loss	$(73,723)	$(26,265)	$(943,129)	$(45,997)
Loss per share of common stock
-Basic and diluted	$(0.008)	$(0.004)	$(0.107)	$(0.007)
Weighted average no. of shares of common stock
-Basic and diluted	8,938,147	7,000,000	8,778,049	7,000,000

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 7

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

		par value	Additional
	Common	at $0.0001	Paid-in	Shares	Deficit
	Shares	Amount	Capital	Subscribed	Accumulated	Total
Balance, May 31, 2016	7,000,000	$700	$16,300	$-	$(229,097)	$(212,097)

Shares Issued at $3.00 per share for assets	1,250,000	125	3,749,875	-	-	3,750,000
Shares Issued at $3.00 per share	13,332	1	39,995	-	-	39,996
Subscriptions received at $3.50 per share	-	-	-	59,598	-	59,598
Net loss and comprehensive loss	-	-	-	-	(101,285)	(101,285)
Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,212

Shares issued at $3.50 per share for lease deposit	400,000	40	1,399,960	-	-	1,400,000
Shares issued at $3.50 per share for equity investment	6,000	1	20,999	-	-	21,000
Shares issued at $3.50 per share	31,128	3	108,945	(59,598)	-	49,350
Shares issued at $3.50 per share for services	10,000	1	34,999	-	-	35,000
Shares issued at $3.50 per share	78,671	8	275,340	-	-	275,348
Shares issued at $3.00 per share for debts	101,778	10	305,324	-	-	305,334
Shares issued at $3.50 per share for services	16,000	2	55,998	-	-	56,000
Shares issued at $3.50 per share	40,609	4	142,127	-	-	142,131
Subscriptions received at $3.50 per share	-	-	-	23,500	-	23,500
Net loss and comprehensive loss	-	-	-	-	(943,129)	(943,129)

Balance, November 30, 2017	8,947,518	$895	$6,149,862	$23,500	$(1,273,511)	$4,900,746

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 8

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	For the six	For the six
	months ended	months ended
	Nov 30, 2017	Nov 30, 2016
Cash Flows from operating activities:
Net loss and comprehensive loss	$(943,129)	$(45,997)
Loss on acquisition of deposit	779,278	-
Interest	(2,972)	-
Amortization	1,458	-
Shares for debt	2,730	-
Shares for services	56,000	-
Changes in current assets and liabilities
Prepaid Expenses	(333,607)	(9,166)
Accounts payable and accrued expenses	37,286	4,085
Amount due to a director	2,289	-
Deferred revenue	(30,000)	-
Interest payable	-	6,746
Net cash used in operating activities	(430,667)	(44,332)

Cash Flows from investing activities:
Note Receivables	(200,000)	-
Net Cash used in investing activities	(200,000)	-

Cash Flows from financing activities:
Proceeds from issuance of common stock	466,830	-
Shares subscribed, not issued	23,500	-
Notes payable	-	46,000
Net Cash generated from financing activities	490,330	46,000

Net (decrease) increase in cash and cash equivalents	(140,337)	1,668
Cash and cash equivalents at beginning of period	161,096	-
Cash and cash equivalents at end of period	$20,759	$1,668
Supplement Disclosures
Interest	$14,478	$6,746
Non-cash Financing and Investing Activities
Common stock issued for deposit on lease	$1,400,000	$-
Common stock issued for leasehold improvements	35,000	-
Common stock issued for investments	21,000	-
Common stock issued for debts	305,334	-
Common stock issued for services	56,000	-
	$1,817,334	$-

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 9

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

1.	Organization and Nature of Operations

Sustainable Projects Group Inc. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009 as Blue Spa Incorporated which was engaged in the development of an internet based retailer of a multi-channel concept combining a wholesale distribution with a retail strategy relating to the quality personal care products, fitness apparel and related accessories. On December 19, 2016, the Company amended its name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” On September 6, 2017, the Company obtained a majority vote from its shareholders to amend the Company’s name from “Sustainable Petroleum Group Inc.” to “Sustainable Projects Group Inc.” to better reflect the business it has undertaken. The name change was effective on October 20, 2017.

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

These condensed unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP”, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $1,273,511 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $20,759 cash on hand as at November 30, 2017. Cash used in operations was $430,667 for the six-month period ended November 30, 2017. Therefore, the Company will need to raise additional cash in order to fund ongoing operations over the next 12-month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s May 31, 2017 annual financial statements. Operating results for the six months period ended November 30, 2017 are not necessarily indicative of the results that can be expected for the year ended May 31, 2018.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 10

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022.

As of November 30, 2017, the balance and interest owing was $202,972.

Date	Principal	Interest	Total
As at
November 30, 2017	$200,000	$2,972	$202,972

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 11

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

6.	Investments

As of July 6, 2017, the Company entered into a share exchange agreement to acquire 20% ownership of SPG (Europe) AG by purchasing 2,000 shares of SP Group (Europe) AG from a shareholder of SP Group (Europe) AG, in exchange for the issuance of 6,000 common shares of the Company at a value of $3.50 per share, which was the fair value of the shares at the time of the transaction. In accordance to the Dividend Agreement signed by the parties, the Company is to receive 20% of the declared dividends. The Company shares a common director, common management and a majority shareholder with SP Group (Europe) AG. As a result, it was determined that the Company would ordinarily have significant influence; however, the investee lacks the financial information that the Company, and any other shareholder, would need to apply the equity method of accounting. The Company has attempted and failed to obtain that information and accordingly concluded it appropriate to account for the investment using the cost method at this time.

Subsequent to the period ending November 30, 2017, the Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SPG Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company (See Note 15).

7.	Prepaid expenses and deposits

	November 30, 2017	May 31, 2017

Prepaid legal	$-	$6,917
Prepaid expenses	349,246	-
Deposit on lease (CHF)	600,000	-
Foreign exchange on lease deposit	12,000	-

Total	$961,246	$6,917

Prepaid expenses represent refundable due diligence deposits in relation to the planned acquisitions of myfactor.io AG and Amixca AG. The acquisition of myfactor.io AG closed on December 4, 2017 (see Note 15). The acquisition of Amixca AG is still in the due diligence phase, but is still expected to be completed in the current fiscal year.

On June 23, 2017, the Company acquired a lease deposit in the amount of CHF600,000 for the office building located at Falkenstrasse 28, Zurich, Switzerland, 8008, made by an arm’s length party, Daniel Greising, on behalf of SP Group (Europe) AG. As consideration for an assignment of the lease deposit to the Company, the Company issued Mr. Greising 400,000 restricted shares of common stock. In addition, the owner of the office building granted a sublease of the office from SP Group (Europe) AG to the Company rent-free for a term of 10 years commencing July 1, 2017 to be completed and terminated on June 30, 2027. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a valuation of $1,400,000. The Company has incurred an $779,278 loss on the acquisition of the deposit.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 12

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

8.	Leasehold Improvements

On July 6, 2017, the Company issued 10,000 restricted common shares at a value of $3.50 per share for leasehold improvements rendered for a total valuation of $35,000. The fair value of the shares issued was used to measure the value of services received as that was more reliably measurable.

		Accumulated
	Cost	Depreciation	Net

Leasehold Improvements	$35,000	$1,458	$33,542

9.	Mineral Properties

On March 13, 2017, the Company entered into a property purchase agreement to acquire mineral claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada. The Company paid 1,250,000 restricted common stocks at $3.00 per share, which was the fair value of the shares at the time of the transaction, for a total value of $3,750,000. (See Note 11).

The Company has an interest in 13 mineral claims. All the mineral claims are contiguous. Nine (9) of the mineral claims are freehold patented mineral claims and the other four (4) mineral claims are unpatented Crown Land claims. The combined claims make up an area of 336 hectares which is equivalent to approximately 810 acres.

10.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of November 30, 2017 are summarized as follows:

	November 30, 2017	May 31, 2017

Accrued audit fees	$48,638	$9,000
Accrued accounting fees	2,250	1,126
Accrued legal fees	20,645	22,756
Accrued office expenses	3,825	5,190

Total	$75,358	$38,072

11.	Common stock

Share issuances during the six months ended November 30, 2017:

a)	Issued 400,000 restricted shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a total value of $1,400,000. The Company recorded a $779,278 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, which was determined based on previous issuances in the current fiscal year.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 13

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

c)	Sold 31,128 shares of common stock for cash at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock for cash at $3.50 per share.

f)	Issued 101,778 shares of common stock at $3.00 per share, which was the fair value of the shares at the time of the transaction, for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

h)	Sold 40,609 shares of common stock for cash at $3.50 per share.

Share issuances during the year ended May 31, 2017:

a)	Sold 13,332 shares of common stock at $3.00 per share.

b)	Issued 1,250,000 shares of common stock for the acquisition of 2 mineral properties. The shares were valued at $3.00 per share.

At November 30, 2017, the Company had 8,947,518 common shares outstanding (May 31, 2017 – 8,263,332).

There were no warrants or stock options outstanding as of November 30, 2017 and November 30, 2016.

Share Subscriptions

At November 30, 2017, the Company received 1,000 common shares subscriptions at a price of $3.50 per share for a value of $3,500 (see Note 13); and 5,000 common shares subscriptions at a price of $4.00 per share for a value of $20,000 for a total aggregate of $23,500 that have not yet been issued.

Subsequent to November 30, 2017, the Company issued an aggregate of 6,000 common shares for subscriptions received of $23,500 (See Note 15).

12.	Notes payable

On July 31, 2017, all the notes below were repaid in full. The Company issued 101,778 common shares by converting the debt at $3.00 per share.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 14

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Related Parties:

There were six (6) unsecured promissory notes bearing interest at 8% per annum which were due on demand to a shareholder of the Company. These promissory notes were repaid in full by converting into common shares of the Company at $3.00 per share.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,638	$4,638
February 22, 2011	1,500	773	2,273
May 17, 2011	7,500	3,727	11,227
September 16, 2011	5,000	2,351	7,351
November 4, 2011	5,000	2,297	7,297
December 14, 2012	13,000	4,647	17,647

Total	$35,000	$15,433	$50,433

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

Date	Principal	Interest	Total

September 04, 2013	$30,000	$9,376	$39,376

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 15

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

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

Date	Principal	Interest	Total

April 2, 2013	$14,000	$4,851	$18,851
October 15, 2013	15,000	4,554	19,554
January 8, 2014	10,000	2,849	12,849
December 3, 2014	20,000	4,261	24,261
September 22, 2015	20,000	2,976	22,976

Total	$79,000	$19,491	$98,491

13.	Related Party Transactions

During the period ended November 30, 2017, the Company incurred management fees from two directors totaling an aggregate of $69,100 (2017 – nil). As at November 30, 2017, $3,582 (2017 - $1,293) was owing to directors for management fees and $9,833 (2017 - $9,833) was owing to two shareholders for expenses paid on behalf of the Company.

One director participated in the subscription of 1,000 shares of the Company valued at $3,500 (see Note 11).

During the period ended November 30, 2017, the Company paid $1750 (2017 - $1,000) to a company with a director in common for rent for its office in Naples, Florida and $ Nil (2017 - $10,500) for advertising and website design.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 16

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

Transactions with a Majority Shareholder

Workplan Holdings Inc.

During the year ended May 31, 2017, Workplan Holdings Inc., a company controlled by a sole shareholder, purchased 4,000,000 restricted common shares from the former sole officer and director of the Company.

The Company entered into a property purchase agreement with Workplan Holdings Inc. and issued 1,250,000 restricted common stocks at $3.00 per share and acquired two mineral properties. (see Note 9)

The shareholder paid expenses on behalf of the Company in the amount of $500. As at November 30, 2017, this amount was owing.

The Company entered into a $30,000 demand notes payable with Workplan Holding AG, a company controlled by Workplan Holdings Inc., at an interest rate of 4% per annum. As at November 30, 2017, the total principal and interest outstanding on the note was repaid in full by converting the principal loan and interest at $3.00 per share. The Company issued 10,159 common shares.

The Company settled a CHF 100,000 debt with Workplan Holding AG by entering into an agreement to issue 25,000 restricted shares valued at $4.00 per share. The CHF 100,000 was a loan from Workplan Holding AG to pay Flin Ventures to complete the Share Purchase Agreement for myfactor.io.

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

The Company received a lump sum payment which have been allocated to deferred revenues. As of November 30, 2017, there was $nil remaining in deferred revenues (May 31, 2017 - $30,000).

On July 6, 2017, the Company entered into an agreement with SP Group (Europe) AG to acquire 20% ownership of SP Group (Europe) AG by issuing 6,000 restricted common stock of the Company at $3.50 per share for a total value of $21,000. SP Group (Europe) AG has a portfolio of approximately 20 different projects in the natural resources sector which it develops and finances. SP Group (Europe) AG and Workplan Holdings Inc. have a common shareholder and director. (See Note 6)

Subsequent to the period ending November 30, 2017, the Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SPG Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company. (see Note 6)

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 17

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

NOVEMBER 30, 2017

14.	Entry to Agreement

The Company entered into a Share Purchase Agreement dated July 25, 2017 with Flin Ventures AG to purchase all the shares of myfactor.io AG for $175,500 (EUR 150,000) subject to due diligence, buy back of all outstanding bonds issued by myfactor.io AG and other conditions. Effective December 4, 2017, myfactor.io AG became a wholly owned subsidiary of the Company, pending regulatory approval. Due diligence costs with respect to this Share Purchase Agreement are included in prepaid expenses. (See Note 7)

15.	Subsequent Events

On December 4, 2017, the Company closed a Share Purchase Agreement dated for reference July 25, 2017 with Flin Ventures AG to purchase all the shares of myfactor.io AG for $175,500 (EUR 150,000), subject to regulatory approval. (See Note 14).

The Company settled a debt with Workplan Holding AG of CHF 100,000 by issuing 25,000 restricted shares valued at $4.00 per share (see Notes 13 and 14).

On December 11, 2017, the board of directors authorized the issuance of 6,000 restricted shares of common stock at an offering price of 1,000 shares at $3.50 per share and 5,000 shares at $4.00 per share. The Company raised $23,500 cash in this offering to non-US subscribers.

Subsequent to the period ending November 30, 2017, the Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SPG Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company. (See Note 6)

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of SPGX’s financial condition, changes in financial condition and results of operations for the three and six months ended November 30, 2017 should be read in conjunction with SPGX’s unaudited interim financial statements and related notes for the three and six months ended November 30, 2017.

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

Plan of Operation

SPGX’s plan of operation for the next 12 months is to continue to evaluate and acquire assets for holding or development, and to collaborate, develop and create new assets with industry leaders in the natural resources and other sustainable industries. SPGX is currently evaluating other projects such as gold mining and mineral exploration interests in Mongolia. Other projects of interest that management is currently researching are in the field of energy technology and sustainability. Currently, SPGX is evaluating the following projects:

1. Thunder Bay Claims - Work Program.

SPGX plans to complete two 2,000 meter diamond drill programs on the Thunder Bay Claims by the end of 2018 at an estimated cost of $1.2 million. The two programs will require approximately 80 days to complete. One drill program will be conducted on the Foisey claims of the Thunder Bay Claims to test the north branching arm of a gold-bearing breccia system. The second drill program will be conducted on gold-mineralized zones on the Thunder Bay claims, which have been identified from previous and historic work.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 19

2. Alimex GmbH - Collaborative Partnership

On June 28, 2017, SPGX loaned Alimex GmbH $200,000 with a per annum interest rate of 3.5%. Alimex GmbH is a global producer of high-precision aluminium cast plates. SPGX is currently negotiating the terms and conditions of an agreement for a collaborative partnership to work with Alimex to finance their structural and organic growth to position Alimex as the world leader in their sector.

3. Arundel AG - Investment and Development

During the next 12 months SPGX will continue to seek opportunities to fund and invest in projects held by Arundel AG. Currently, SPGX has been negotiating with Arundel AG, a Swiss investment company whose shares are listed on the SIX Swiss Exchange, to fund and invest in projects across various sectors such as real estate and oil & gas. SPGX is currently negotiating terms.

4. Consulting Services - Amixca AG

SPGX plans to continue to provide consulting services throughout the next 12 months, in addition to the consulting services it is currently providing SP Group (Europe) AG. Effective January 18, 2018 SPGX engaged Amixca AG, a private Swiss corporation whose business is consulting, for a period of 36 months commencing February 1, 2018 to January 31, 2021. Amixca AG will provide financial consulting services to SPGX on projects currently under development and on projects to be rolled out in the next 3 years. See Exhibit 10.10 - Consultant Agreement for more details.

5. Myfactor.io AG

Effective December 4, 2017, SPGX closed a share purchase agreement between Flin Ventures AG and SPGX dated for reference July 25, 2017. SPGX purchased 50,000 shares in the capital of myfactor.io AG. These shares represent a 100% interest in myfactor.io AG. As consideration for the purchased shares, SPGX paid EUR$150,000 (US$178,000) to the seller for the purchased shares, subject to the certain conditions being fulfilled by the seller. Prior to closing the seller agreed to arrange payment or settlement of all debt owed by myfactor.io AG and to have myfactor.io AG buy back all outstanding bonds issued by myfactor.io AG. Also, as a condition of closing the seller was required to replace the board of directors of myfactor.io AG with nominees of SPGX and to have the shares transferred and registered in the name of SPGX. All of the closing conditions have been fulfilled, and as a result the purchase of the shares in the capital of myfactor.io AG is now complete and effective. See Exhibit 10.8 - Share Purchase Agreement for more details. Myfactor.io AG is a company incorporated in Liechtenstein. The company holds a bond and its primary focus is the development and growth of SME’s in such sectors as real estate, patents and other industrial property rights.

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

As at November 30, 2017, SPGX had cash of $20,759 and total liabilities of $88,773. Accordingly, SPGX will require additional financing in the amount of $108,014 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 20

During the 12 month period following the date of this report, management anticipates that SPGX will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, SPGX will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding SPGX’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of SPGX’s common stock. However, SPGX does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, SPGX will not be able to develop its products and its business plan will fail. Even if SPGX is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If SPGX does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Six Month Period Ended November 30, 2017

At November 30, 2017, SPGX had a cash balance of $20,759 and a working capital surplus of $1,117,204 as at November 30, 2017, compared to a cash balance of $161,096 and negative cash flows from operating activities of $213,788 for the fiscal period ended May 31, 2017.

The notes to SPGX’s condensed unaudited interim financial statements as of November 30, 2017, disclose its uncertain ability to continue as a going concern. SPGX has not and does not expect to generate sufficient revenues to cover its expenses in the next 12 months, and additionally SPGX has accumulated a deficit of $1,273,511 since inception. As of November 30, 2017, SPGX had $88,773 in current liabilities compared to $381,801 for the period ended May 31, 2017. When its current liabilities are offset against its current assets of $1,205,977 SPGX is left with working capital of $1,117,204.

While SPGX has successfully generated sufficient working capital through the sale of common stock and management believes that SPGX can continue to do so for the next year, there are no assurances that SPGX will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the six month period ended November 30, 2017 was a net cash used in operations of $430,667, which was primarily due to a net loss of $943,129 and non-cash items consisting of a loss on acquisition of deposit of $779,278, interest of $2,972, amortization of $1,458, shares for debt and shares for services of $2,730 and $56,000, respectively, changes in current assets and liabilities consisting of an increase in prepaid expenses of $333,607, and a decrease in accounts payable and accrued expenses of $37,286; compared to a net loss of $45,997 for the same time period for the prior fiscal period, which was primarily due to an increase in prepaid expenses of $9,166, a increase in accrued expenses of $4,085, an increase in interest payable of $6,746 and costs relating to the name change of SPGX.

Net Cash Flows From Investing Activities. SPGX’s net cash flow from investing activities during the six month period ended November 30, 2017 was $200,000, which was due to an advance of a note receivable in the amount of $200,000, as compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. SPGX’s net cash flow from financing activities during the six month period ended November 30, 2017 was $490,330 which was due to subscription proceeds, compared to $46,000 for the same time period for the prior fiscal period, which was due to notes payable.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 21

Results of Operations – Six months ended November 30, 2017 and November 30, 2016

	For the Three Months Ended November 30 2017 $	For the Three Months Ended November 30 2016 $	For the Six Months Ended November 30 2017 $	For the Six Months Ended November 30 2016 $

Revenues
Revenues	15,000	–	30,000	–
Interest Income	1,746	-	2,973	-

Operating expenses

Administrative and other operating expenses	16,148	6,913	24,275	9,617
Amortization	875	-	1,458	-
Consulting fees	10,500	-	21,000	-
Management fees	3,582	-	69,100	-
Professional fees	58,614	15,855	76,514	29,634
Rent	750	-	1,750	-
Loss on acquisition of deposit	-	-	779,278	-
Interest expense	-	(3,497)	(2,727)	(6,746)
Operating loss before income taxes	(73,723)	(26,265)	(943,129)	(45,997)

Income taxes	-	-	-	-

Net loss and comprehensive loss	(73,273)	(26,265)	(943,129)	(45,997)

Six Month Period Ended November 30, 2017

Net Loss. During the six month period ended November 30, 2017, SPGX had a net loss of $943,129 or $(0.107) per share. The loss was primarily due to a loss on acquisition of the lease deposit, administrative and other operating expenses, management fees, consulting fees, and professional fees, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $45,997 or $(0.007) per share, which was primarily due to administrative and other operating expenses and interest expenses.

Revenue. During the six month period ended November 30, 2017, SPGX had revenues of $32,973. The revenue was primarily due to consulting fees and interest income, compared to the same time period for the prior fiscal period, when SPGX had no operating revenues. SPGX’s activities have been financed from the proceeds of share subscriptions and debt financing, and recently by revenues.

Operating Expenses. SPGX’s operating expenses during the six month period ended November 30, 2017 were $973,375, which were primarily due to $779,278 in a loss on acquisition of the lease deposit, $69,100 in management fees, $24,275 in administrative and other operating expenses, $21,000 in consulting fees, and $76,514 in professional fees, compared to the same time period for the prior fiscal period, which SPGX’s operating expenses were$39,251,which were due to $29,634 in professional fees and $9,617 in administrative and other operating expenses.

Going Concern

SPGX has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming SPGX will continue as a going concern.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 22

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

Contingencies and Commitments

SPGX had no contingencies or long-term commitments at November 30, 2017.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 23

Revenue Recognition

SPGX recognizes revenue in accordance with ASC 605-10 “Revenue Recognition” which requires that four basic criteria must be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectability is reasonably assured.

Financial Instruments

SPGX’s financial instruments consist principally of cash, notes receivables, accounts payable, accrued liabilities, due to director, due to shareholders, notes payable, and interest payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms. It is the management’s opinion that SPGX is not exposed to any significant currency or credit risks arising from these financial instruments.

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

SPGX applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 24

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, SPGX failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended November 30, 2017. As a result, SPGX’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that SPGX’s disclosure controls and procedures will now be effective.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 25

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in SPGX’s internal controls over financial reporting during the quarter ended November 30, 2017, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of SPGX’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect Pioneer’s internal control over financial reporting.

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

December 2017 - $3.50 Private Placement Offering

On December 11, 2017 the board of directors authorized the issuance of 1,000 restricted shares of common stock at an offering price of $3.50 per restricted share. SPGX raised $3,500 in cash in this offering, and issued an aggregate 1,000 restricted shares of common stock to one non-US subscriber outside the United States.

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

December 2017 - $4.00 Private Placement Offering

Also, on December 11, 2017 the board of directors authorized the issuance of 5,000 restricted shares of common stock at an offering price of $4.00 per restricted share. SPGX raised $20,000 in cash in this offering, and issued an aggregate 5,000 restricted shares of common stock to one non-US subscriber outside the United States.

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 26

For the two non-US subscribers outside the United States in these two closings, SPGX relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offerings were not public offerings and were not accompanied by any general advertisement or any general solicitation. SPGX received from each of the two subscribers a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 27

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment filed with the Nevada Secretary of State on October 18, 2017 and made effective October 20, 2017, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference,	Filed

10.1	Share Purchase Agreement dated July 25, 2016 between Workplan Holding Inc. and Law Yau Yau, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 between Sustainable Petroleum Group Inc. and Workplan Holding Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

10.3	Deposit Agreement dated June 23, 2017 among SP Group AG, Daniel Greising, and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 between Sustainable Petroleum Group Inc. and Christopher Grunder, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 among Christopher Grunder, Sustainable Petroleum Group Inc, and SP Group (Europe) AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 between SP Group (Europe) AG and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 between Sustainable Petroleum Group Inc. and Dr. Philip Grothe, filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 between Flin Ventures AG and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 between Mathias Gujer and Sustainable Projects Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 between Sustainable Projects Group Inc. and Amixca AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended November 30, 2017, formatted in XBRL: (i) the Interim Balance Sheets, (ii) the Interim Statements of Operations; (iii) the Interim Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 28

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable Projects Group Inc.

Dated: January 22, 2018	By:	/s/ Christian Winzenried
	Name:	Christian Winzenried
President and Chief Executive Officer
(Principal Executive Officer)