Form 10-Q
period 2018-02-28
Sustainable Projects Group Inc.
filed 2018-06-06
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	February 28, 2018

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from____________________________________ to___________________________________

Commission file number	000-54875

sustainable Projects group inc.
(Exact name of registrant as specified in its charter)

Nevada	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 383, 2316 Pine Ridge Road, Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [ X ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [ X ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 4, 2018
common stock - $0.0001 par value	9,088,518

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page2

sustainable projects group inc.

Form 10-Q

3rd Quarter

EXPLANATORY NOTE

As disclosed in SPGX’s Form 8-K, filed on December 6, 2017 (SEC Accession No. 0001493152-17-014264) (the “Original Filing”), SPGX did not have, and still has not received, the required financial information for the purchase of myfactor.io. AG , including the audited financial statement for myfactor.io. AG for the period ended February 28, 2018 and the pro-forma financial information (collectively, the “Financial Information”). As a result, the financial statements for the nine-month period ended February 28, 2018 contained herein should not be relied upon.

SPGX will be filing restated consolidated financial statements for the quarter ended February 28, 2018, which will include the Financial Information.

In addition, SPGX’s Board of Directors and management believe that, based on information currently available to it, the financial statements set forth herein were compiled in accordance with generally accepted accounting principles and fairly depict the financial condition and results of operations of SPGX, but do not include any adjustments designed to capture the anticipated restatements that will be required once the Financial Information is received and included in the restated consolidated financial statements. Once received, the Financial Information may impact the unaudited results set forth herein, including the adjustments designed to reflect the necessary restatements as well as the information set forth in the Original Filing.

Finally, SPGX has been advised by Fruci & Associates, SPGX’s independent auditors, that, due to their need to complete review procedures, Fruci & Associates is unable at this time to finalize its review of SPGX’s consolidated financial statements set forth herein in accordance with established professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards.

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page3

part I – financial information

Item 1. Financial Statements.

Sustainable projects group inc.

(Formerly known as Sustainable Petroleum Group Inc.)

(Formerly known as BLUE SPA INCORPORATED)

For the nine Months Ended february 28, 2018

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED UNAUDITED INTERIM BALANCE SHEETS

	February 28,	May 31,
As at	2018	2017

ASSETS
Current Assets:
Cash and cash equivalents	$6,419	$161,096
Accounts receivable – Note 6	6,000	-
Investments – Note 6	316,746	-
Prepaid expenses and deposits – Note 7	823,222	6,917
	1,152,387	168,013
Long Term Assets:
Note Receivables – Note 5	204,698	-

Leasehold improvements – Note 8	32,667	-
Mineral properties – Note 9	3,750,000	3,750,000

TOTAL ASSETS	$5,139,752	$3,918,013

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities – Note 10	$37,605	$38,072
Amount due to directors – Note 13	8,600	1,293
Amount due to shareholders – Note 13	9,833	9,833
Deferred revenue – Note 13	15,000	30,000
Notes payable – Note 11, 12	-	253,901
Interest payable – Note 11, 12	-	48,702

TOTAL LIABILITIES	71,038	381,801

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 8,963,518 (May 31, 2017 – 8,263,332)	896	826
Additional Paid in Capital	6,215,361	3,806,170
Shares Subscribed (not issued) – Note 11	106,000	59,598
Accumulated Deficit	(1,253,543)	(330,382)
TOTAL STOCKHOLDERS’ DEFICIT	5,068,714	3,536,212

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,139,752	$3,918,013

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page5

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Revenues
Revenues	$15,000	$-	$45,000	$-
Interest Income	1,726	-	4,699	-
	16,726	-	49,699	-
Operating Expenses
Administrative and other operating expenses	(22,327)	2,892	1,948	12,509
Amortization	875	-	2,333	-
Consulting fees	15,778	-	36,778	-
Management fees	9,600	-	78,700	-
Professional fees	(7,168)	1,650	69,346	31,284
Rent	750	-	2,500	-
Gain on disposition of assets	(750)	-	(750)	-
Loss on acquisition of deposit	-	-	779,278	-
	(3,242)	4,542	970,133	43,793
Operating loss before interest expense	19,968	(4,542)	(920,434)	(43,793)
Interest expense	-	(3,646)	(2,727)	(10,392)

Operating loss before income taxes	19,968	(8,188)	(923,161)	(54,185)
Income Taxes	-	-	-	-

Net loss and comprehensive loss	$19,968	$(8,188)	$(923,161)	$(54,185)
Loss per share of common stock
-Basic and diluted	$0.002	$(0.001)	$(0.104)	$(0.008)
Weighted average no. of shares of common stock
-Basic and diluted	8,955,696	7,000,000	8,836,614	7,000,000

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page6

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

		Par value	Additional
	Common	at $0.0001	Paid-in	Shares	Deficit
	Shares	Amount	Capital	Subscribed	Accumulated	Total
Balance, May 31, 2016	7,000,000	$700	$16,300	$-	$(229,097)	$(212,097)

Shares Issued at $3.00 per share for assets	1,250,000	125	3,749,875	-	-	3,750,000
Shares Issued at $3.00 per share	13,332	1	39,995	-	-	39,996
Subscriptions received at $3.50 per share	-	-	-	59,598	-	59,598
Net loss and comprehensive loss	-	-	-	-	(101,285)	(101,285)
Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,212

Shares issued at $3.50 per share for lease deposit	400,000	40	1,399,960	-	-	1,400,000
Shares issued at $3.50 per share for equity investment	6,000	1	20,999	-	-	21,000
Shares issued at $3.50 per share	31,128	3	108,945	(59,598)	-	49,350
Shares issued at $3.50 per share for services	10,000	1	34,999	-	-	35,000
Shares issued at $3.50 per share	78,671	8	275,340	-	-	275,348
Shares issued at $3.00 per share for debts	101,778	10	305,324	-	-	305,334
Shares issued at $3.50 per share for services	16,000	2	55,998	-	-	56,000
Shares issued at $3.50 per share	40,609	4	142,127	-	-	142,131
Shares issued at $3.50 per share	1,000	-	3,500	-	-	3,500
Shares issued at $4.00 per share	5,000	-	20,000	-	-	20,000
Shares issued at $4.20 per share for equity investment	10,000	1	41,999	-	-	42,000
Subscriptions received at $4.00 per share	-	-	-	106,000	-	106,000
Net loss and comprehensive loss	-	-	-	-	(923,161)	(923,161)
Balance, February 28, 2018	8,963,518	$896	$6,215,361	$106,000	$(1,253,543)	$5,068,714

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page7

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	Feb 28, 2018	Feb 28, 2017

Cash Flows from operating activities:
Net loss and comprehensive loss	$(923,161)	$(54,185)
Loss on acquisition of deposit	779,278	-
Gain on disposition of asset	(750)	-
Interest receivables	(4,698)	-
Amortization	2,333	-
Shares for debt	2,730	-
Shares for services	56,000	-
Changes in current assets and liabilities
Prepaid expenses	(195.583)	(7,792)
Accounts receivable	(6,000)	-
Accounts payable and accrued expenses	(467)	(9,141)
Amount due to directors	7,307	-
Deferred revenue	(15,000)	-
Interest payable	-	10,392
Net cash used in operating activities	(298,011)	(60,726)

Cash Flows from investing activities:
Note receivables	(200,000)
Acquisition of subsidiary	(258,996)
Proceeds from disposal of shares	6,000)	-
Net Cash used in investing activities	(452,996)	-

Cash Flows from financing activities:
Proceeds from issuance of common stock	490,330	-
Shares subscribed, not issued	106,000	-
Notes payable	-	69,901
Net Cash generated from financing activities	596,330	69,901

Net (decrease) increase in cash and cash equivalents	(154,677)	9,175
Cash and cash equivalents at beginning of period	161,096	-
Cash and cash equivalents at end of period	$6,419	$9,175

Supplement Disclosures
Interest	$2,727	$10,392

Non-cash Financing and Investing Activities
Common stock issued for deposit on lease	$1,400,000	$-
Common stock issued for leasehold improvements	35,000	-
Common stock issued for investments	63,000	-
Common stock issued for debts	305,334	-
Common stock issued for services	56,000	-
	$1,859,334	$-

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page8

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2018

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

The Company is engaged in the business of natural resource development and holdings through value based investments and collaborative partnerships with companies across the natural resources sector. It is continually evaluating and acquiring assets for holding and or development. The Company initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally. On December 04, 2017, the Company acquired a wholly owned subsidiary.

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

The Company has accumulated a deficit of $1,253,543 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $6,419 cash on hand as at February 28, 2018. Cash used in operations was $298,011 for the nine-month period ended February 28, 2018. Therefore, the Company will need to raise additional cash in order to fund ongoing operations over the next 12-month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3.	Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s May 31, 2017 annual financial statements. Operating results for the nine months period ended February 28, 2018 are not necessarily indicative of the results that can be expected for the year ended May 31, 2018.

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page9

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2018

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

As of February 28, 2018, the balance and interest owing was $204,698.

Date	Principal	Interest	Total
As at
November 30, 2017	$200,000	$4,698	$204,698

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page10

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2018

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

On January 18, 2018, the Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SPG Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company. The amount of $6,000 has not been paid.

The Company entered into a Share Purchase Agreement dated July 25, 2017 with Flin Ventures AG to purchase all the shares of myfactor.io AG for $175,500 (EUR 150,000) subject to due diligence, buy back of an outstanding bond issued by myfactor.io AG for $83,496 (EUR 70,000) and other conditions. Effective December 4, 2017, myfactor.io AG became a wholly owned subsidiary of the Company, pending regulatory approval. Due diligence costs with respect to this Share Purchase Agreement are included in investments.

7.	Prepaid expenses and deposits

	February 28, 2018	May 31, 2017

Prepaid legal	$-	$6,917
Prepaid expenses	187,222	-
Deposit on lease (CHF)	600,000	-
Foreign exchange on lease deposit	36,000	-

Total	$823,222	$6,917

Prepaid expenses represent advance to Amixca AG of $184,722 and prepaid rent of $2,500. The Company have decided not to acquire Amixca AG after its due diligence. On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG will serve as consulting fees over the three year period.

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

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page11

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2018

8.	Leasehold Improvements

On July 6, 2017, the Company issued 10,000 restricted common shares at a value of $3.50 per share for leasehold improvements rendered for a total valuation of $35,000. The fair value of the shares issued was used to measure the value of services received as that was more reliably measurable.

		Accumulated
	Cost	Depreciation	Net

Leasehold Improvements	$35,000	$2,333	$32,667

9.	Mineral Properties

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

10.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of February 28, 2018 are summarized as follows:

	February 28, 2018	May 31, 2017

Accrued audit fees	$21,157	$9,000
Accrued accounting fees	1,500	1,126
Accrued legal fees	7,814	22,756
Accrued office expenses	7,134	5,190

Total	$37,605	$38,072

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page12

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2018

11.	Common stock

Share issuances during the nine months ended February 28, 2018:

a)	Issued 400,000 restricted shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a total value of $1,400,000. The Company recorded a $779,278 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, which was determined based on previous issuances in the current fiscal year.

c)	Sold 31,128 shares of common stock for cash at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock for cash at $3.50 per share.

f)	Issued 101,778 shares of common stock at $3.00 per share, which was the fair value of the shares at the time of the transaction, for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

h)	Sold 40,609 shares of common stock for cash at $3.50 per share.

i)	Sold 1,000 shares of common stock for cash at $3.50 per share.

j)	Sold 5,000 shares of common stock for cash at $4.00 per share.

k)	Issued 10,000 shares of common stock at $4.20 per share for the purchase of 10% holdings of Falcon Projects AG.

Share issuances during the year ended May 31, 2017:

a)	Sold 13,332 shares of common stock at $3.00 per share.

b)	Issued 1,250,000 shares of common stock for the acquisition of 2 mineral properties. The shares were valued at $3.00 per share.

At November 30, 2017, the Company had 8,947,518 common shares outstanding (May 31, 2017 – 8,263,332).

There were no warrants or stock options outstanding as of November 30, 2017 and November 30, 2016.

Share Subscriptions

At February 28, 2018, the Company received 1,500 common shares subscriptions at a price of $4.00 per share for a value of $6,000 (see Note 13) which have not yet been issued.

The Company settled a debt with Workplan Holding AG of CHF 100,000 by providing 25,000 restricted shares valued at $4.00 per share (see Note 13). The shares have not yet been issued.

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page13

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2018

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

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page14

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2018

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

Date	Principal	Interest	Total

April 2, 2013	$14,000	$4,851	$18,851
October 15, 2013	15,000	4,554	19,554
January 8, 2014	10,000	2,849	12,849
December 3, 2014	20,000	4,261	24,261
September 22, 2015	20,000	2,976	22,976

Total	$79,000	$19,491	$98,491

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page15

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

(Formerly known as BLUE SPA INCORPORATED)

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

February 28, 2018

13.	Related Party Transactions

During the period ended February 28, 2018, the Company incurred management fees from two directors totaling an aggregate of $78,700 (2017 – nil). As at February 28, 2018, $8,600 (2017 - $1,293) was owing to directors for management fees and $9,833 (2017 - $9,833) was owing to two shareholders for expenses paid on behalf of the Company.

One director participated in the subscription of 1,000 shares of the Company valued at $3,500 (see Note 11).

During the period ended February 28, 2018, the Company paid $2,500 (2017 - $1,000) to a company with a director in common for rent for its office in Naples, Florida and $ Nil (2017 - $10,500) for advertising and website design.

Transactions with a Majority Shareholder

Workplan Holdings Inc.

During the year ended May 31, 2017, Workplan Holdings Inc., a company controlled by a sole shareholder, purchased 4,000,000 restricted common shares from the former sole officer and director of the Company.

The Company entered into a property purchase agreement with Workplan Holdings Inc. and issued 1,250,000 restricted common stocks at $3.00 per share and acquired two mineral properties. (see Note 9)

The shareholder paid expenses on behalf of the Company in the amount of $500. As at February 28, 2018, this amount was owing.

The Company entered into a $30,000 demand notes payable with Workplan Holding AG, a company controlled by Workplan Holdings Inc., at an interest rate of 4% per annum. As at February 28, 2018, the total principal and interest outstanding on the note was repaid in full by converting the principal loan and interest at $3.00 per share. The Company issued 10,159 common shares.

The Company settled a CHF 100,000 debt with Workplan Holding AG by entering into an agreement to issue 25,000 restricted shares valued at $4.00 per share. The CHF 100,000 was a loan from Workplan Holding AG to pay Flin Ventures to complete the Share Purchase Agreement for myfactor.io. The Company have not yet issued the shares.

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

The Company received a lump sum payment which have been allocated to deferred revenues. As of February 28, 2018, there was $15,000 remaining in deferred revenues (May 31, 2017 - $30,000).

On July 6, 2017, the Company entered into an agreement with SP Group (Europe) AG to acquire 20% ownership of SP Group (Europe) AG by issuing 6,000 restricted common stock of the Company at $3.50 per share for a total value of $21,000. SP Group (Europe) AG has a portfolio of approximately 20 different projects in the natural resources sector which it develops and finances. SP Group (Europe) AG and Workplan Holdings Inc. have a common shareholder and director. (See Note 6)

The Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SPG Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company. (see Note 6). The $6,000 was paid by the buyer subsequent to the period ended February 28, 2018.

14.	Subsequent Events

Subsequent to February 28, 2018, the Company received $6,000 from the sale of 25% interest of its ownership of SP Group (Europe) AG.

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Sustainable Projects Group Inc.’s financial condition, changes in financial condition and results of operations for the nine months ended February 28, 2018 should be read in conjunction with its unaudited interim financial statements and related notes for the nine months ended February 28, 2018.

Sustainable Projects Group Inc. (“SPGX”) is a business development company engaged in natural resource development and holdings through value based investments and collaborative partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and or development. SPGX initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally. SPGX is currently involved in the following businesses: (1) Mineral Exploration; (2) Consulting Services; and (3) Collaborative partnerships.

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

Plan of Operation

SPGX’s plan of operation for the next 12 months is to continue to evaluate and acquire assets and partnerships for holding or business development activities, and to collaborate, develop and create new assets with a continued focus on sustainability. SPGX is currently evaluating other projects to find attractive partnerships to expand SPGX’s business development activities. Other projects of interest that management is currently researching are in the field of sustainability. Currently, SPGX is evaluating the following projects:

1. Thunder Bay Claims - Work Program.

SPGX planned to complete two 2,000 meter diamond drill programs on the Thunder Bay Claims by the end of 2018 at an estimated cost of $1.2 million. The two programs will require approximately 80 days to complete. One drill program will be conducted on the Foisey claims of the Thunder Bay Claims to test the north branching arm of a gold-bearing breccia system. The second drill program will be conducted on gold-mineralized zones on the Thunder Bay claims, which have been identified from previous and historic work. SPGX is currently in the process to secure funding for the drill program, as well as looking to add qualified personnel to expand the program.

2. Alimex GmbH - Collaborative Partnership

On June 28, 2017, SPGX loaned Alimex GmbH $200,000 with a per annum interest rate of 3.5%. Alimex GmbH is a global producer of high-precision aluminium cast plates. SPGX is currently negotiating terms and conditions of an agreement to continue work with Alimex.

3. Arundel AG - Investment and Development

During the next 12 months SPGX will continue to seek opportunities to fund and invest in projects held by Arundel AG. SPGX continues to negotiate terms to fund and invest in projects across various sectors such as real estate and oil & gas which Arundel holds. Arundel AG is a Swiss investment company whose shares are listed on the SIX Swiss Exchange.

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page17

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

As at February 28, 2018, SPGX had cash of $6,419 and total liabilities of $71,038. Accordingly, SPGX will require additional financing in the amount of $104,619 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page18

Risk Factors

An investment in SPGX’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in SPGX’s Form S-1/A – Amendment #3 filed on December 15, 2011.

Liquidity and Capital Resources

Nine month Period Ended February 28, 2018

At February 28, 2018, SPGX had a cash balance of $6,419 and a working capital surplus of $1,081,349, compared to a cash balance of $161,096 and negative cash flows from operating activities of $213,788 for the fiscal period ended May 31, 2017.

The notes to SPGX’s condensed unaudited interim financial statements as of February 28, 2018, disclose its uncertain ability to continue as a going concern. SPGX has not and does not expect to generate sufficient revenues to cover its expenses in the next 12 months, and additionally SPGX has accumulated a deficit of $1,253,543 since inception. As of February 28, 2018, SPGX had $71,038 in current liabilities compared to $381,801 for the period ended May 31, 2017. When its current liabilities are offset against its current assets of $1,152,387 SPGX is left with working capital surplus of $1,081,349.

While SPGX has successfully generated sufficient working capital through revenue ($45,000) and the sale of common stock, and management believes that SPGX can continue to do so for the next year, there are no assurances that SPGX will succeed in generating sufficient working capital through the sale of common stock to meet its ongoing cash needs.

Net Cash Flows Used in Operating Activities. Net cash flows from operating activities during the nine month period ended February 28, 2018 was a net cash used in operations of $298,011, which was primarily due to a net loss of $923,161 and non-cash items consisting of a loss on acquisition of deposit of $779,278, interest receivables of $4,698, amortization of $2,333, shares for debt and shares for services of $2,730 and $56,000, respectively, changes in current assets and liabilities consisting of increase of prepaid expenses of $195,583, deferred revenue of $15,000, and $7,307 due to directors; compared to a net loss of $60,726, which was primarily due to a increase in prepaid expenses of $7,793, accrued expenses of $9,141 and an increase in interest payable of $10,392, compared to a net loss of $23,446 for the same time period for the prior fiscal period, which was primarily due to accrued expenses of $7,843 and interest payable of $8,753.

Net Cash Flows From Investing Activities. Net cash flows from investing activities during the nine month period ended February 28, 2018 was a net cash used in investing activities of $452,996, which was primarily due to $200,000 in notes receivables and $258,996 for the acquisition of a subsidiary, compared to $nil for the same time period for the prior fiscal period.

Net Cash Flows From Financing Activities. SPGX’s net cash flow from financing activities during the nine month period ended February 28, 2018 was $596,330 due to proceeds from issuance of common stock of $490,330 and subscribed not-issued shares of 106,000, compared to $69,901 (notes payable) for the same time period for the prior fiscal period.

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page19

Results of Operations – Nine months ended February 28, 2018 and February 28, 2017

	For the Three Months Ended February 28 2018 $	For the Three Months Ended February 28 2017 $	For the Nine Months Ended February 28 2018 $	For the Nine Months Ended February 28 2017 $

Revenues
Revenues	15,000	–	45,000	–
Interest Income	1,726	-	4,699	-

Operating expenses

Administrative and other operating expenses	(22,327)	2,892	1,948	12,509
Amortization	875	-	2,333	-
Consulting fees	15,778	-	36,778	-
Management fees	9,600	-	78.700	-
Professional fees	(7,168)	1,650	69,346	31,284
Rent	750	-	2,500	-
Loss on acquisition of deposit	-	-	779,278	-
Interest expense	-	(3,646)	(2,727)	(10,392)
Operating loss before income taxes	(19,968)	(8,188)	(923,161)	(54,185)

Income taxes	-	-	-	-

Net loss and comprehensive loss	(19,968)	(8,188)	(923,161)	(54,185)

Nine month Period Ended February 28, 2018

Net Loss. During the nine month period ended February 28, 2018, SPGX had a net loss of $923,161 or $(0.104) per share. The loss was primarily due to loss on acquisition of deposit, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $54,185 or $(0.008) per share. The loss was primarily due to administrative and other operating expenses and professional fees.

Revenue. During the nine month period ended February 28, 2018, SPGX had revenues of $49,699. The revenue was primarily due to consulting fees and interest income, compared to the same time period for the prior fiscal period, when SPGX had no operating revenues. SPGX’s activities have been financed from revenues and the proceeds of share subscriptions and debt financing.

Operating Expenses. SPGX’s operating expenses during the nine month period ended February 28, 2018 were $923,161. The operating expenses were primarily due to a loss on acquisition of deposit of $779,279, professional fees of $69,346, and management fees of $78,700.

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

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page20

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

Contingencies and Commitments

SPGX had no contingencies or long-term commitments at February 28, 2018.

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

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page21

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of February 28, 2018.

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page22

Based on that evaluation, management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, SPGX failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended February 28, 2018. As a result, SPGX’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that SPGX’s disclosure controls and procedures will now be effective.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in SPGX’s internal controls over financial reporting during the quarter ended February 28, 2018, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of SPGX’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect SPGX’s internal control over financial reporting.

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

May 2018 - Asset Purchase

On May 22, 2018, SPGX entered into an asset purchase agreement with Global Gaming Media Inc. for the acquisition of certain assets used in the business of Global Gaming Media Inc., including, without limitation, an application for Florida lotteries, all software rights to the Gator Lotto Software, and the domain name www.gatorlotto.com (collectively, the “Assets”). As consideration for the purchase of the Assets, SPGX will issue 100,000 restricted shares of common stock in the capital of SPGX to Global Gaming Media Inc. for a purchase price of $400,000. See Exhibit 10.12 - Asset Purchase Agreement for more details.

For the issuance of the restricted shares, SPGX relied upon Section 4(2) of the Securities Act of 1933 for the issuance of the restricted shares of common stock to Global Gaming Media Inc. The value of the restricted shares of common stock was agreed upon between the parties of the Asset Purchase Agreement. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. The share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page23

May 2018 - $4.00 Debt Settlement

On May 25, 2018 the board of directors authorized the issuance of 25,000 restricted shares of common stock as settlement of $100,000 of debt owed to one creditor of the company at a settlement price of $4.00 per restricted share. The $100,000 represented the principal and interest due and owing on an outstanding loan. The 25,000 restricted shares of common stock were issued to one non-US creditor outside the United States.

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this settlement were issued for investment purposes in a “private transaction”.

For the non-US creditor outside the United States in this closing, SPGX relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offerings were not public offerings and were not accompanied by any general advertisement or any general solicitation. SPGX received from the creditor a completed and signed debt settlement agreement containing certain representations and warranties, including, among others, that (a) the creditor was not a U.S. person, (b) the creditor subscribed for the shares for its own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

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

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page24

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to SPGX’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-169331.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 between Workplan Holding Inc. and Law Yau Yau, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 between Sustainable Projects Group Inc. and Workplan Holding Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference	Filed

10.3	Deposit Agreement dated June 23, 2017 among SP Group AG, Daniel Greising, and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 between Sustainable Petroleum Group Inc. and Christopher Grunder, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 among Christopher Grunder, Sustainable Petroleum Group Inc, and SP Group (Europe) AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 between SP Group (Europe) AG and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 between Sustainable Petroleum Group Inc. and Dr. Philip Grothe, filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 between Flin Ventures AG and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 between Mathias Gujer and Sustainable Projects Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page25

Exhibit	Description	Status

10.10	Consultant Agreement dated January 18, 2018 between Sustainable Projects Group Inc. and Amixca AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 between Sustainable Projects Group Inc. and Workplan Holding AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 between Sustainable Projects Group Inc. and Global Gaming Media Inc, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of Sustainable Projects Group Inc. for the quarter ended February 28, 2018, formatted in XBRL: (i) the Interim Balance Sheets, (ii) the Interim Statements of Operations; (iii) the Interim Statements of Stockholders’ Deficit and Comprehensive Income, and (iv) the Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page26

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

sustainable projects group inc.

Dated:	June 5, 2018	By:	/s/ Stefan Mühlbauer
		Name:	Stefan Mühlbauer
Chief Executive Officer
(Principal Executive Officer)

Form 10-Q – Q3	Sustainable Projects Group Inc.	Page27