Form 10-Q/A
period 2018-02-28
Sustainable Projects Group Inc.
filed 2019-08-05
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended February 28, 2018

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________ to ________________

Commission file number 000-54875

sustainable Projects group inc.

(Exact name of registrant as specified in its charter)

Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Banyan Boulevard, Suite 220, Naples, Florida	34102
(Address of principal executive offices)	(Zip Code)

239-307-2925

(Registrant’s telephone number, including area code)

Sustainable Petroleum Group Inc., 2316 Pine Ridge Road, Suite 383, Naples, Florida, 34109

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

[  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2019
common stock - $0.0001 par value	7,648,113

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 2

sustainable projects group inc.

Form 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarterly period ended February 28, 2018 is being filed now in its entirety to restate SPGX’s condensed unaudited interim financial statements for the nine months ended February 28, 2018, and the related notes to the condensed unaudited interim financial statements thereof.

Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations included in this Amendment No. 1 on Form 10-Q/A. In addition, this Amendment No. 1 on Form 10-Q/A has been updated for events or information subsequent to the date of SPGX’s Form 10-Q, filed on June 6, 2018 (SEC Accession No. 0001493152-18-008271) (the “Original Filing”).

This Amendment No. 1 on Form 10-Q/A reflects events occurring after the filing of the original Form 10-Q, including modifications and updates to those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with SPGX’s filings made with the SEC subsequent to the filing of the Original Filing.

The items updated in this Form 10-Q/A1 include the following:

Part I — Item 1 — Financial Statements

Part I — Item 2 — MD&A

Updated Signatures, 302 and 906 Certifications

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 3

part I – financial information

Item 1. Financial Statements.

Sustainable projects group inc.

condensed unaudited interim financial statements

for the nine months ended february 28, 2018

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-1

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

CONDENSED INTERIM BALANCE SHEETS

	February 28, 2018	May 31, 2017
As at	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,419	$161,096
Other receivable – related party – Note 5	196,000	-
Interest receivable – Note 5	4,698	-
Investments – Note 6	285,746	-
Prepaid expenses and deposits – Note 7	638,500	6,917
Total Current Assets	1,131,363	168,013

Long Term Assets:
Note Receivable – Note 5	200,000	-

Leasehold improvements – Note 8	2,917	-
Mineral properties – Note 9	3,473,682	3,750,000

TOTAL ASSETS	$4,807,962	$3,918,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities – Note 10	$37,605	$38,072
Amount due to directors – Note 13	8,600	1,293
Amount due to shareholders – Note 13	9,833	9,833
Deferred revenue – Note 13	15,000	30,000
Notes payable – Note 11, 12	-	253,901
Interest payable – Note 11, 12	-	48,702

TOTAL CURRENT LIABILITIES	71,038	381,801

Commitments and Contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Common Stock – Note 11
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 8,963,518 (May 31, 2017 – 8,263,332)	896	826
Additional Paid in Capital	6,215,361	3,806,170
Shares Subscribed (not issued) – Note 11	106,000	59,598
Accumulated Deficit	(1,585,333)	(330,382)
TOTAL STOCKHOLDERS’ EQUITY	4,736,924	3,536,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,807,962	$3,918,013

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017
Revenues
Revenues	$15,000	$-	$45,000	$-
		-		-
Operating Expenses
Administrative and other operating expenses	(22,327)	2,892	1,948	12,509
Amortization	875	-	2,333	-
Consulting fees	10,500	-	31,500	-
Management fees	9,600	-	78,700	-
Professional fees	(7,168)	1,650	69,346	31,284
Rent	750	-	2,500	-
Loss/Gain on disposition of assets	29,000	-	29,000	-
Loss on acquisition of deposit	-	-	779,278	-
	21,230	4,542	994,605	43,793
Operating loss	(6,230)	(4,542)	(949,605)	(43,793)
Interest income	1,726	-	4,699	-
Interest expense	-	(3,646)	(2,727)	(10,392)
Impairment	(307,318)	-	(307,318)	-

Operating loss before income taxes	(311,822)	(8,188)	(1,254,951)	(54,185)
Income Taxes	-	-	-	-

Net loss and comprehensive loss	$(311,822)	$(8,188)	$(1,254,951)	$(54,185)
Loss per share of common stock
-Basic and diluted	$(0.035)	$(0.001)	$(0.142)	$(0.008)

Weighted average no. of shares of common stock
-Basic and diluted	8,955,696	7,000,000	8,836,614	7,000,000

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ending February 28, 2018

(Unaudited)

	Common	par value at $0.0001	Additional Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,212

Shares issued at $3.50 per share for assets	400,000	40	1,399,960	-	-	1,400,000
Shares issued at $3.50 per share for assets	6,000	1	20,999	-	-	21,000
Shares issued at $3.50 per share	31,128	3	108,945	(59,598)	-	49,350
Shares issued at $3.50 per share for leasehold improvements	10,000	1	34,999	-	-	35,000
Shares issued at $3.50 per share	78,671	8	275,340	-	-	275,348
Shares issued at $3.00 per share for debts	101,778	10	305,324	-	-	305,334
Shares issued at $3.50 per share for services	16,000	2	55,998	-	-	56,000
Subscriptions received at $3.50 per share	-	-	-	107,131	-	107,131
Net loss and comprehensive loss	-	-	-	-	(869,406)	(869,406)

Balance, August 31, 2017	8,906,909	$891	$6,007,735	$107,131	$(1,199,788)	$4,915,969

Shares issued at $3.50 per share	40,609	4	142,127	(107,131)	-	35,000
Subscriptions received at $3.50 per share	-	-	-	3,500	-	3,500
Subscriptions received at $4.00 per share	-	-	-	20,000	-	20,000
Net loss and comprehensive loss	-	-	-	-	(73,723)	(73,723)

Balance, November 30, 2017	8,947,518	$895	$6,149,862	$23,500	$(1,273,511)	$4,900,746

Shares issued at $3.50 per share	1,000	-	3,500	(3,500)	-	-
Shares issued at $4.00 per share	5,000	-	20,000	(20,000)	-	-
Shares issued at $4.20 per share for assets	10,000	1	41,999	-	-	42,000
Subscriptions received at $4.00 per share	-	-	-	6,000	-	6,000
Shares to be issued at $4.00 for debts	-	-	-	100,000	-	100,000
Net loss and comprehensive loss	-	-	-	-	(311,822)	(311,822)

Balance, February 28, 2018 (Unaudited)	8,963,518	$896	$6,215,361	$106,000	$(1,585,333)	$4,736,924

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

CONDENSED UNAUDITED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ending February 28, 2017

(Unaudited)

	Common	par value at $0.0001	Additional Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, May 31, 2016	7,000,000	$700	$16,300	$-	$(229,097)	$(212,097)
Net loss and comprehensive loss	-	-	-	-	(19,732)	(19,732)

Balance, August 31, 2016	7,000,000	$700	$16,300	$-	$(248,829)	$(231,829)
Net loss and comprehensive loss	-	-	-	-	(26,265)	(26,265)

Balance, November 30, 2016	7,000,000	$700	$16,300	$-	$(275,094)	$(258,094)
Net loss and comprehensive loss	-	-	-	-	(8,188)	(8,188)

Balance, February 28, 2017 (Unaudited)	7,000,000	$700	$16,300	$-	$(283,282)	$(266,282)

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

CONDENSED UNAUDITED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	Feb 28, 2018	Feb 28, 2017
Cash Flows from operating activities:
Net loss and comprehensive loss	$(1,254,951)	$(54,185)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on acquisition of deposit	779,278	-
Loss on disposition of asset	29,750
Gain on disposition of asset	(750)	-
Impairment on mineral properties	276,318	-
Impairment on investments	31,000	-
Amortization	2,333	-
Shares for services	56,000	-
Changes in current assets and liabilities:
Prepaid expenses	(10,861)	(7,792)
Interest receivables	(4,698)	-
Other receivable	(196,000)	-
Accounts payable and accrued expenses	(467)	(9,141)
Amount due to directors	7,307	-
Deferred revenue	(15,000)	-
Interest payable	2,730	10,392
Net cash used in operating activities	(298,011)	(60,726)

Cash Flows from investing activities:
Note receivables	(200,000)
Acquisition of asset	(258,996)
Proceeds from sale of investment	6,000	-
Net Cash used in investing activities	(452,996)	-

Cash Flows from financing activities:
Proceeds from issuance of common stock	490,330	-
Shares to be issued	106,000	-
Notes payable	-	69,901
Net Cash generated from financing activities	596,330	69,901

Net (decrease) increase in cash and cash equivalents	(154,677)	9,175
Cash and cash equivalents at beginning of period	161,096	-
Cash and cash equivalents at end of period	$6,419	$9,175

Supplement Disclosures
Cash paid for:
Interest	$-	$10,392
Taxes	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for deposit on lease	$1,400,000	$-
Common stock issued for leasehold improvements	35,000	-
Common stock issued for investments	63,000	-
Common stock issued for debts	305,334	-
	$1,859,334	$-

See accompanying notes to condensed unaudited interim financial statements

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-6

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

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

The Company is a multinational business development company that pursue investments and partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and/or for development. The Company is involved in mineral exploration, consulting services and collaborative partnerships.

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

The Company has accumulated a deficit of $1,585,333 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-7

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

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There are no receivables considered uncollectible as of February 28, 2018 except as disclosed in this report. As of February 28, 2018, there are no trade accounts receivables.

Stock Based Compensation

The Company follows the guideline under ASC 718, Stock Compensation. The standard provides that for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which requires that all share-based payments to both employees and directors be recognized in the income statement based on their fair values. For non-employees stock based compensation, the Company applies ASC 505 Equity-Based Payments to Non-employees. This standard provides that all stock based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably be measured or determinable.

4.	Recently issued accounting pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company implemented the standard on the effective date of June 1, 2018 on a modified retrospective basis to contracts which were not completed as of this date. Adoption of this standard did not have a material impact on the Company’s financial statements as the Company did not have a material amount of revenue.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-8

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not have any leases at February 28, 2018 and will adopt the provisions effective June 1, 2018.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The provision sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This provision is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Management is currently evaluating the impact of adopting this standard.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

5.	Note receivable

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

As of February 28, 2018, the balance and interest owing was $204,698.

Principal	Interest	Total

$200,000	$4,698	$204,698

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-9

Other receivable – related party

At February 28, 2018, there was $6,000 owing for the sale of the SP Group (Europe) AG shares (see note 6) and $190,000 from the refundable deposit to Amixca AG.

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, the Company is in receipt of the initial repayment of $20,000. (See Note 13)

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

On January 18, 2018, the Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SP Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company. The amount of $6,000 was paid subsequent to the period ending February 28, 2018. Furthermore, the Company sold all their remaining shares of SP Group (Europe) on December 26, 2018 back to SP Group (Europe) AG for $15,000. See Note 14.

On January 30, 2018, the Company acquired 10% ownership of Falcon Projects AG by purchasing 10 shares of Falcon Projects by issuing 10,000 shares of the Company valued at $4.20 per share. On December 26, 2018, the Company sold all of their shares of Falcon Projects AG for $11,000. See Note 14.

7.	Prepaid expenses and deposits

	February 28, 2018	May 31, 2017

Prepaid legal	$-	$6,917
Prepaid expenses	2,500	-
Deposit on lease (CHF)	600,000	-
Foreign exchange on lease deposit	36,000	-

Total	$638,500	$6,917

Prepaid expenses represent rent of $2,500.

On June 23, 2017, the Company acquired a lease deposit in the amount of CHF600,000 for the office building located at Falkenstrasse 28, Zurich, Switzerland, 8008, made by an arm’s length party, Daniel Greising, on behalf of SP Group (Europe) AG. As consideration for an assignment of the lease deposit to the Company, the Company issued Mr. Greising 400,000 restricted shares of common stock. In addition, the owner of the office building granted a sublease of the office from SP Group (Europe) AG to the Company rent-free for a term of 10 years commencing July 1, 2017 to be completed and terminated on June 30, 2027. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a valuation of $1,400,000. The Company has incurred a $779,278 loss on the acquisition of the deposit. The 400,000 restricted shares of common stock were returned back to treasury and subsequently cancelled at the beginning of February 2019. The Company no longer requires an office in Zurich and has terminated its arrangement for the office space.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-10

8.	Leasehold Improvements

On July 6, 2017, the Company issued 10,000 restricted common shares at a value of $3.50 per share for leasehold improvements rendered for a total valuation of $35,000. The fair value of the shares issued was used to measure the value of services received as that was more reliably measurable. The office lease in Zurich was terminated at the end of December 31, 2018. The Company has written down $29,750 to reflect the extinguishment of the leasehold improvements.

	Cost	Accumulated Depreciation	Net

Leasehold Improvements	$35,000
Write down of asset	(29,750)

	$5,250	$2,333	$2,917

9.	Mineral Properties

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

Subsequent to February 28, 2018, the Company returned the interest of the mineral properties back to its original owner and negotiated the return of 1,052,631 of the restricted shares back to treasury and cancelled. The Company calculated the re-acquisition of the 1,052,631 restricted shares and determined that an impairment of $276,318 was required.

10.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of February 28, 2018 are summarized as follows:

	February 28, 2018	May 31, 2017

Accrued audit fees	$21,157	$9,000
Accrued accounting fees	1,500	1,126
Accrued legal fees	7,814	22,756
Accrued office expenses	7,134	5,190

Total	$37,605	$38,072

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-11

11.	Common stock

Share issuances during the nine months ended February 28, 2018:

a)	Issued 400,000 restricted shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a total value of $1,400,000. The Company recorded a $779,278 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, which was determined based on previous issuances in the current fiscal year.

c)	Sold 31,128 shares of common stock for cash at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock for cash at $3.50 per share.

f)	Issued 101,778 shares of common stock at $3.00 per share, which was the fair value of the shares at the time of the transaction, for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

h)	Sold 40,609 shares of common stock for cash at $3.50 per share.

i)	Sold 1,000 shares of common stock for cash at $3.50 per share.

j)	Sold 5,000 shares of common stock for cash at $4.00 per share.

k)	Issued 10,000 shares of common stock at $4.20 per share for the purchase of 10% holdings of Falcon Projects AG.

l)	The Company settled a debt with Workplan Holding AG of CHF 100,000 by providing 25,000 restricted shares valued at $4.00 per share (see Note 13). The shares were issued subsequent to February 28, 2018.

Share issuances during the year ended May 31, 2017:

a)	Sold 13,332 shares of common stock at $3.00 per share.

b)	Issued 1,250,000 shares of common stock for the acquisition of 2 mineral properties. The shares were valued at $3.00 per share.

At February 28, 2018, the Company had 8,963,518 common shares outstanding (May 31, 2017 – 8,263,332).

There were no warrants or stock options outstanding as of February 28, 2018 and February 28, 2017.

Share Subscriptions

At February 28, 2018, the Company received 1,500 common shares subscriptions at a price of $4.00 per share for a value of $6,000 (see Note 13) which were issued subsequent to February 28, 2018.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-12

12.	Notes payable

On July 31, 2017, all the notes below were repaid in full. The Company issued 101,778 common shares by converting the debt at $3.00 per share.

Related Parties:

There were six (6) unsecured promissory notes bearing interest at 8% per annum which were due on demand to a shareholder of the Company. These promissory notes were repaid in full by converting into common shares of the Company at $3.00 per share. The balances shown were as of the date of the repayment.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,638	$4,638
February 22, 2011	1,500	773	2,273
May 17, 2011	7,500	3,727	11,227
September 16, 2011	5,000	2,351	7,351
November 4, 2011	5,000	2,297	7,297
December 14, 2012	13,000	4,647	17,647

Total	$35,000	$15,433	$50,433

There were six (6) unsecured promissory notes bearing interest at 4% per annum which were due on demand due to shareholders of the Company. These promissory notes were repaid in full by converting into common shares of the Company at $3.00 per share. The balances shown were as of the date of the repayment.

Date	Principal	Interest	Total

July 4, 2016	$1,000	$43	$1,043
July 12, 2016	25,000	1,052	26,052
September 15, 2016	20,000	699	20,699
December 22, 2016	13,901	337	14,238
January 13, 2017	10,000	218	10,218
March 08, 2017	30,000	477	30,477

Total	$99,901	$2,826	$102,727

There was one (1) unsecured promissory note bearing interest at 8% per annum which was due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible note was at the same interest rate as promissory notes that have no conversion feature. The promissory note was repaid in full by converting into common shares of the Company at $3.00 per share. The balance shown were as of the date of the repayment.

Date	Principal	Interest	Total

September 04, 2013	$30,000	$9,376	$39,376

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-13

Unrelated Parties:

There was one (1) unsecured promissory note bearing interest at 8% per annum which was due on demand. The promissory note was repaid in full by converting into common shares of the Company at $3.00 per share. The balance shown were as of the date of the repayment.

Date	Principal	Interest	Total

March 15, 2012	$10,000	$4,305	$14,305

There were five (5) unsecured promissory notes bearing interest at 8% per annum which were due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible notes were at the same interest rate as promissory notes that have no conversion feature. These promissory were repaid in full by converting into common shares of the Company at $3.00 per share. The balances shown were as of the date of the repayment.

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

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-14

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

The Company settled a CHF 100,000 debt with Workplan Holding AG by entering into an agreement to issue 25,000 restricted shares valued at $4.00 per share. The CHF 100,000 was a loan from Workplan Holding AG to pay Flin Ventures to complete the Share Purchase Agreement for myfactor.io. The shares were issued subsequent to February 28, 2018.

Amixca AG

The Company advanced a refundable $190,000 deposit to Amixca AG for due diligence. After such due diligence, the Company decided not to proceed with the acquisition of Amixca AG. Amixca AG and Workplan Holdings AG have a common significant shareholder. On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid.

As of the date of this report, the Company is in receipt of the initial repayment of $20,000. (see Note 5)

Alimex GmbH

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022. As of February 28, 2018, the principal and interest owing was $204,698. On May 2, 2018, Alimex Gmbh assigned its interest in the note receivable from the Company to Workplan Holding on the same repayment terms.

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

The Company received a lump sum payment which have been allocated to deferred revenues. As of February 28, 2018, there was $15,000 remaining in deferred revenues (May 31, 2017 - $30,000). As of the February 28, 2018, the Company booked $45,000 in consulting revenues from SP Group (Europe) AG (May 31, 2017 - $5,000).

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-15

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

14.	Subsequent Events

Subsequent to February 28, 2018, the following events took place:

A.	The Company received $6,000 from the sale of 25% interest of its ownership of SP Group (Europe) AG.

B.	The Company issued 25,000 restricted shares valued at $4.00 per share to Workplan Holding AG in relation to the CHF 100,000 loan it provided for the completion of the Share Purchase Agreement for myfactor.io.

C.	The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder (Christopher Grunder), and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc.

D.	The Company entered into an agreement to lease a vehicle and made an upfront payment of $22,757 which covers the lease payments for 2 years.

E.	The Company entered into an agreement to sub-lease office space in Naples, Florida effective July 1, 2018 to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75).

F.	The Company’s majority shareholder, Christopher Grunder of Workplan Holding Inc., sold an aggregate 4,148,868 restricted shares of the Company in three separate private transactions. As a result, there was a change in the voting shares of the Company. Stefan Muehlbauer, the CEO of the Company, now owns 13.1% of the issued and outstanding shares of Company; Paul Meier now owns 19.7% of the issued and outstanding shares of the Company; and Kurt Muehlbauer now owns 6.5% of the issued and outstanding shares of the Company. Christopher Grunder, sole shareholder of Workplan Holding Inc., now owns 1.1% of the issued and outstanding shares of the Company. Kurt Muehlbauer is the father of Stefan Muehlbauer, CEO and director of the Company.

G.	On September 29, 2018, the Company entered into a joint venture agreement with Vitalizer Americas Inc. with its principal purpose to import, sale and distribute certain products offered by Vitalizer International AG of Switzerland. In April 2019, Vitalizer Americas Inc.’s name was changed to Hero Wellness Systems Inc. as it was no longer dealing with Vitalizer International AG. The Company has 55% interest, Christopher Grunder of Workplan Holding Inc. has 15% interest and Kurt Muehlbauer has 15% interest. Hero Wellness Systems is in the business of providing luxury massage therapy solutions.

H.	The Company disposed all its remaining shares of Falcon Projects AG for a total of $11,000 to Workplan Holding Inc.

I.	The Company disposed all its remaining shares of SP Group (Europe) AG for a total of $15,000 back to SP Group (Europe) AG.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page F-16

J.	The Company sold and transferred all the mineral properties claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada to John Leliever in exchange for the return of 1,052,631 common shares of the Company for cancellation.

K.	The 400,000 restricted shares of common stock issued to Daniel Greising for the office lease deposit in Switzerland were returned back to treasury and subsequently cancelled at December 31, 2018. The Company no longer requires an office in Zurich and has terminated its arrangement for the office space.
L.	The Company settled debts of $8,001 with a shareholder of the Company by issuing 2,425 restricted shares of the Company at $3.30 per share. The Company settled debts with Workplan Holding Inc. of $25,000 by issuing 7,576 restricted shares of the Company at $3.30 per share.

M.	The Company issued 725 shares of the Company for subscription of $2.75 per share for the total amount of $1,993.75.

N.	On February 25, 2019 the Company entered into a joint venture shareholder’s agreement with a group of investors with its principal purpose to import, sale, distribute and license products offered by Cormo AG of Switzerland. The joint venture is owned by the Company with 35% interest, Cormo AG with 35% interest, Paul Meier with 2.5% interest, Stefan Muehlbauer of 2.5% interest, and other investors totaling an aggregate of 15% interest. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. As part of the joint venture agreement, the Company will provide business development, market research, sourcing, determination of market distribution and overall operations of the joint venture. Cormo AG will provide the exclusive unrestricted use of the patents and licenses in North America. The other group of investors will contribute an aggregate of CHF 400,000 to the joint venture.

O.	On March 1, 2019, the Company entered into a loan agreement with a shareholder of $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022.

P.	On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the Chief Executive Officer of $20,000. The loan bears an interest rate of 3.5% per annum and is due on or before July 12, 2022. The loan is convertible in whole or in part at $1.45 per share.

The Company evaluated all events and transactions that occurred after February 28, 2018 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of Sustainable Projects Group Inc.’s financial condition, changes in financial condition and results of operations for the nine months ended February 28, 2018 should be read in conjunction with its unaudited financial statements and related notes for the nine months ended February 28, 2018.

Sustainable Projects Group Inc. (“SPGX”) is a business development company engaged in natural resource development and holdings through value based investments and collaborative partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and or development. SPGX initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally. SPGX is currently involved in the evaluation and acquisition of assets and partnerships for holding or business development activities with a continued focus on sustainability projects.

Forward Looking Statements

This quarterly report on Form 10-Q/A1 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding SPGX’s capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding SPGX’s ability to carry out its planned development and production of products. Forward-looking statements are made, without limitation, in relation to SPGX’s operating plans, SPGX’s liquidity and financial condition, availability of funds, operating and exploration costs and the market in which SPGX competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports SPGX files with the SEC. These factors may cause SPGX’s actual results to differ materially from any forward-looking statement. SPGX disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation

SPGX’s plan of operation for the next 12 months is to continue to evaluate and acquire assets and partnerships for holding or business development activities, and to collaborate, develop and create new assets with a continued focus on sustainability. SPGX is currently evaluating other projects to find attractive partnerships to expand SPGX’s business development activities. Other projects of interest that management is currently researching are in the field of sustainability. Below is an update of the following projects:

1. Thunder Bay Claims - Work Program.

SPGX had planned to complete two 2,000 meter diamond drill programs on the Thunder Bay Claims by the end of 2018 at an estimated cost of $1.2 million. The two programs would have required approximately 80 days to complete. One drill program would have been conducted on the Foisey claims of the Thunder Bay Claims to test the north branching arm of a gold-bearing breccia system. The second drill program would have been conducted on gold-mineralized zones on the Thunder Bay claims, which have been identified from previous and historic work. Subsequent to February 28, 2018, SPGX decided to dispose the investment of the Thunder Bay Claims to focus more on other projects in the field of sustainability. The mineral properties claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada were returned back to its original owner, John Leliever, with the negotiated return of 1,052,631 common shares of SPGX for cancellation on December 31, 2018.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 5

2. Alimex GmbH - Collaborative Partnership

On June 28, 2017, SPGX loaned Alimex GmbH $200,000 with a per annum interest rate of 3.5%. Alimex GmbH is a global producer of high-precision aluminium cast plates. Prior to March 1, 2018, SPGX was negotiating terms and conditions of an agreement to continue work with Alimex. However, subsequent to February 28, 2018, SPGX terminated its business relationship with Alimex. As a result, Alimex assigned its interest in the loan from SPGX to a third party on the same repayment terms. SPGX has consented to the assignment of the loan to the third party.

3. Arundel AG - Investment and Development

Prior to March 1, 2018, SPGX continued to seek opportunities to fund and invest in projects held by Arundel AG. SPGX continued to negotiate terms to fund and invest in projects across various sectors such as real estate and oil & gas which Arundel holds. Arundel AG is a Swiss investment company whose shares are listed on the SIX Swiss Exchange. Subsequent to February 28, 2018, SPGX terminated its business relationship with Arundel.

4. Consulting Services - Amixca AG

Effective January 18, 2018 SPGX engaged Amixca AG, a private Swiss corporation, for a period of 36 months commencing February 1, 2018 to January 31, 2021. Amixca AG was to provide business development services to SPGX on projects currently under development and on projects to be rolled out in the next 3 years. The consulting arrangement was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule that spans over a year. The first payment commences July 5, 2019 of $20,000 and thereafter, payments of $15,455 due on the first of every month until the full $190,000 has been repaid.

5. Myfactor.io AG

Effective December 4, 2017, SPGX closed a share purchase agreement between Flin Ventures AG and SPGX dated for reference July 25, 2017. SPGX purchased 50,000 shares in the capital of myfactor.io AG. These shares represent a 100% interest in myfactor.io AG. As consideration for the purchased shares, SPGX paid EUR$150,000 (US$178,000) to the seller for the purchased shares, subject to the certain conditions being fulfilled by the seller. Prior to closing the seller agreed to arrange payment or settlement of all debt owed (EUR$70,000 or US$83,496) by myfactor.io AG and to have myfactor.io AG buy back all outstanding bonds issued by myfactor.io AG. Also, as a condition of closing the seller was required to replace the board of directors of myfactor.io AG with nominees of SPGX and to have the shares transferred and registered in the name of SPGX. All of the closing conditions were fulfilled, and as a result the purchase of the shares in the capital of myfactor.io AG was completed and made effective December 4, 2017. See Exhibit 10.8 - Share Purchase Agreement for more details. Myfactor.io AG is a company incorporated in Liechtenstein. The company holds a bond and its primary focus is the development and growth of small to medium enterprises in such sectors as real estate, patents and other industrial property rights. Myfactor.io did not have the required financial information. SPGX treated the purchase as an asset held for sale, and subsequently, sold the investment of myfactor.io for EUR$220,000 on May 31, 2018.

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $5,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $60,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $16,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of SPGX’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 6

As at February 28, 2018, SPGX had cash of $6,419 and total liabilities of $71,038. Accordingly, SPGX will require additional financing in the amount of $140,619 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Nine month Period Ended February 28, 2018

At February 28, 2018, SPGX had a cash balance of $6,419 and a working capital of $1,060,325, compared to a cash balance of $161,096 and net cash flows used in operating activities of ($36,399) for the fiscal period ended May 31, 2017.

The notes to SPGX’s financial statements as of February 28, 2018, disclose its uncertain ability to continue as a going concern. SPGX has accumulated a deficit of $1,585,333 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SPGX has $6,419 cash on hand as at February 28, 2018. Cash used in operations was $298,011 for the nine-month period ended February 28, 2018. Therefore, SPGX will need to raise additional cash in order to fund ongoing operations over the next 12-month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

Net Cash Flows Used in Operating Activities. Net cash flows used in operating activities during the nine month period ended February 28, 2018 was $298,011, which was primarily due to a net loss of $1,254,951 and non-cash items consisting of a loss on acquisition of deposit of $779,278, a loss on impairment of mineral property of $276,318 shares issued for services of $56,000, a decrease in receivable of $196,000, and a decrease in deferred revenue of $15,000; compared to a net loss of $54,185, which was primarily due to interest payable of $10,392, a increase in prepaid expenses of $7,792, and an increase in accounts payable and accrued expenses of $9,141 for the same time period for the prior fiscal period.

Net Cash Flows From Investing Activities. Net cash flows used in investing activities during the nine month period ended February 28, 2018 was $452,996, which was primarily due to $200,000 in issuance of notes receivables, $258,996 for the acquisition of myfactor, and $6,000 from sales of investments, compared to $nil for the same time period for the prior fiscal period.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 7

Net Cash Flows From Financing Activities. SPGX’s net cash flow from financing activities during the nine month period ended February 28, 2018 was $596,330 due to proceeds from issuance of common stock of $490,330 and shares to be issued of $106,000, compared to $69,901 (notes payable) for the same time period for the prior fiscal period.

Results of Operations – Nine months ended February 28, 2018 and February 28, 2017

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	Feb 28,	Feb 28,	Feb 28,	Feb 28,
	2018	2017	2018	2017
Revenues
Revenues	$15,000	$-	$45,000	$-
		-		-
Operating Expenses
Administrative and other operating expenses	(22,327)	2,892	1,948	12,509
Amortization	875	-	2,333	-
Consulting fees	10,500	-	31,500	-
Management fees	9,600	-	78,700	-
Professional fees	(7,168)	1,650	69,346	31,284
Rent	750	-	2,500	-
Loss/Gain on disposition of assets	29,000	-	29,000	-
Loss on acquisition of deposit	-	-	779,278	-
	21,230	4,542	994,605	43,793
Operating loss	(6,230)	(4,542)	(949,605)	(43,793)
Interest income	1,726	-	4,699	-
Interest expense	-	(3,646)	(2,727)	(10,392)
Impairment	(307,318)	-	(307,318)	-

Operating loss before income taxes	(311,822)	(8,188)	(1,254,951)	(54,185)
Income Taxes	-	-	-	-

Net loss and comprehensive loss	$(311,822)	$(8,188)	$(1,254,951)	$(54,185)

Nine Month Period Ended February 28, 2018

Net Loss. During the nine month period ended February 28, 2018, SPGX had a net loss of $1,254,951 or $(0.142) per share. The loss was primarily due to loss on acquisition and impairment of investments and property, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $54,185 or $(0.008) per share. The 2017 loss was primarily due to general administrative, professional fees, and interest expense.

Revenue. During the nine month period ended February 28, 2018, SPGX had revenues of $49,699. The revenue was primarily due to consulting fees and interest income, compared to the same time period for the prior fiscal period, when SPGX had no operating revenues. SPGX’s activities have been financed from revenues and the proceeds of share subscriptions and debt financing.

Operating Expenses. SPGX’s operating expenses during the nine month period ended February 28, 2018 were $994,605. The operating expenses were primarily due to a loss on acquisition of deposit of $779,278, management fees of $78,700, and professional fees of $69,346.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 8

Three Month Period Ended February 28, 2018

Net Loss. During the three month period ended February 28, 2018, SPGX had a net loss of $311,822. The loss was primarily due to loss on acquisition and impairment of investments and property. During the same period for the prior year, SPGX had a net loss of $8,188 which was due to interest expenses incurred and general and administrative expenses.

Revenue. During the three month period ended February 28, 2018, SPGX had revenues of $15,000 which was attributed to consulting fees as compared to $Nil during the three month period ended February 28, 2017.

Operating Expenses. During the three month period ended February 28, 2018, SPGX incurred $21,230 for operating expenses as compared to $4,542 for the same period ended February 28, 2017. The operating expenses were primarily for consulting fees, management fees, and loss on disposition of assets relating to leasehold improvements.

Going Concern

SPGX has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming SPGX will continue as a going concern. SPGX has accumulated a deficit of $1,585,333 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. SPGX has $6,419 cash on hand as at February 28, 2018. Cash used in operations was $298,011 for the nine-month period ended February 28, 2018. Therefore, SPGX will need to raise additional cash in order to fund ongoing operations over the next 12-month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

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

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 9

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

Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with SPGX’s May 31, 2017 annual financial statements. Operating results for the nine-month period ended February 28, 2018, are not necessarily indicative of the results that can be expected for the year ended May 31, 2018. There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended May 31, 2017.

Equity Investments

Investments where SPGX exercises significant influence but does not exercise control over these investments are accounted for using the equity method of accounting and are initially recorded at cost. SPGX’s allocation of the entities’ profits or losses is recognized in the statements of operations and comprehensive income. Where SPGX’s share of losses on its investments equal or exceed the carrying amount of the investments, SPGX would then only recognize further losses if it incurred obligations or made payments on behalf of the equity investments. SPGX’s equity investments are reduced by any distributions received and may increase for any additional investments made.

Foreign currency translations

SPGX maintains an office in Naples, Florida. The functional currency of SPGX is the U.S. Dollar, which is also its reporting currency, all figures presented unless otherwise indicated are stated in U.S. Dollar. At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are re-measured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations. During the period SPGX entered into a transaction whereby it acquired a lease deposit denominated in Swiss Francs, as denoted by “CHF” (see Note 7 of the condensed unaudited interim financial statements for the period ended February 28, 2018.)

Accounts Receivables

Trade accounts receivable are stated at the amount SPGX expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, SPGX provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after SPGX has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There are no receivables considered uncollectible as of February 28, 2018 and there are no trade accounts receivables.

Stock based compensation

SPGX follows the guideline under ASC 718, Stock Compensation. The standard provides that for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which requires that all share-based payments to both employees and directors be recognized in the income statement based on their fair values. For non-employees stock based compensation, SPGX applies ASC 505 Equity-Based Payments to Non-employees. This standard provides that all stock based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably be measured or determinable.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 10

Recently issued accounting pronouncements:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. SPGX implemented the standard on the effective date of June 1, 2018 on a modified retrospective basis to contracts which were not completed as of this date. Adoption of this standard did not have a material impact on SPGX’s financial statements as SPGX did not have a material amount of revenue.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. SPGX does not have any leases at February 28, 2018 and will adopt the provisions effective June 1, 2018.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The provision sets forth a “current expected credit loss” (CECL) model which requires SPGX to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This provision is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. SPGX is currently evaluating the impact of adopting this guidance.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Management is currently evaluating the impact of adopting this standard.

SPGX adopts new pronouncements relating to generally accepted accounting principles applicable to SPGX as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying financial statements.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 11

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

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 12

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

December 2017 - $4.00 Debt Settlement

In December 2017 the board of directors authorized the issuance of 25,000 restricted shares of common stock as settlement of $100,000 of debt owed to one creditor of SPGX at a settlement price of $4.00 per restricted share. The $100,000 represented the principal and interest due and owing on an outstanding loan related to the purchase of myfactor.ioAG.

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this settlement were issued for investment purposes in a “private transaction”.

For the issuance of the restricted shares to the creditor, SPGX relied upon Section 4(2) of the Securities Act of 1933. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. The share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

May 2018 - Asset Purchase

On May 22, 2018, SPGX entered into an asset purchase agreement with Global Gaming Media Inc. for the acquisition of certain assets used in the business of Global Gaming Media Inc., including, without limitation, an application for Florida lotteries, all software rights to the Gator Lotto Software, and the domain name www.gatorlotto.com (collectively, the “Assets”). As consideration for the purchase of the Assets, SPGX issued 100,000 restricted shares of common stock in the capital of SPGX to Global Gaming Media Inc. for a purchase price of $400,000. See Exhibit 10.12 - Asset Purchase Agreement for more details.

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

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 13

Item 5. Other Information.

During the period covered by this report, SPGX reported all information that was required to be disclosed in a report on Form 8-K.

SPGX has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. SPGX undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact SPGX at 225 Banyan Boulevard, Suite 220, Naples, Florida, 34102 to request a copy of SPGX’s code of ethics. Management believes SPGX’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management is currently updating is Code of Ethics, and will file an updated Code of Ethics when completed.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q/A1 are included in this quarterly report or incorporated by reference to SPGX’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 333-169331.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 between Workplan Holding Inc. and Law Yau Yau, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 between Sustainable Projects Group Inc. and Workplan Holding Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference	Filed

10.3	Deposit Agreement dated June 23, 2017 among SP Group AG, Daniel Greising, and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 between Sustainable Petroleum Group Inc. and Christopher Grunder, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 among Christopher Grunder, Sustainable Petroleum Group Inc, and SP Group (Europe) AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 14

Exhibit	Description	Status
10.6	Consulting Agreement dated April 24, 2017 between SP Group (Europe) AG and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 between Sustainable Petroleum Group Inc. and Dr. Philip Grothe, filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 between Flin Ventures AG and Sustainable Petroleum Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 between Mathias Gujer and Sustainable Projects Group Inc., filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 between Sustainable Projects Group Inc. and Amixca AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 between Sustainable Projects Group Inc. and Workplan Holding AG, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 between Sustainable Projects Group Inc. and Global Gaming Media Inc, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q/A1 of Sustainable Projects Group Inc. for the quarter ended February 28, 2018, formatted in XBRL: (i) the Condensed Unaudited Interim Balance Sheets, (ii) the Condensed Unaudited Interim Statements of Operations and Comprehensive Loss; (iii) the Condensed Unaudited Interim Statements of Stockholders’ Deficit, (iv) the Condensed Unaudited Interim Statements of Cash Flows	Furnished

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

Form 10-Q/A - Amendment No. 1	Sustainable Projects Group Inc.	Page 15

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

sustainable projects group inc.

Dated: August 2, 2019	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
Chief Executive Officer
(Principal Executive Officer)