Form 10-K
period 2018-05-31
Sustainable Projects Group Inc.
filed 2019-08-29
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended May 31, 2018

[ ]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________ to _____________

Commission file number 000-54875

sustainable Projects group inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Banyan Boulevard, Suite 220, Naples, Florida	34102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 239-307-2925

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,873,675 (5,113,235 x $3.30)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 29, 2019
common shares - $0.0001 par value	7,648,113

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation); Exhibit 3.2 (By-laws); and Exhibit 3.3 (Certificate of Amendment); all filed as exhibits to SPGX’s registration statement on Form S-1 filed on December 17, 2010; Exhibit 3.4 (Certificate of Amendment) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on December 19, 2016; Exhibit 3.5 (Certificate of Amendment) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on October 26, 2017; Exhibit 10.1 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on August 11, 2016; Exhibit 10.2 (Property Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on March 17, 2017; Exhibit 10.3 (Deposit Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on July 11, 2017; Exhibit 10.4 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on July 11, 2017; Exhibit 10.5 (Dividend Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on July 11, 2017; Exhibit 10.6 (Consulting Agreement) filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017; Exhibit 10.7 (Services Agreement) filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017; Exhibit 10.8 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on December 7, 2017; Exhibit 10.9 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on January 19, 2018; Exhibit 10.10 (Consultant Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on January 19, 2018; Exhibit 10.11 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on January 31, 2018; Exhibit 10.12 (Asset Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on May 31, 2018; Exhibit 10.13 (Letter of Intent) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on October 3, 2018; Exhibit 10.14 (Shareholder’s Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on October 3, 2018; Exhibit 10.15 (Letter Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.16 (Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.17 (Call Option Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.18 (Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.19 (Call Option Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.20 (Shareholder’s Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on March 1, 2019; and Exhibit 14 (Code of Ethics) filed as an Exhibit to SPGX’s Form S-1 (Registration Statement) on September 13, 2010.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended May 31, 2018 are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

part I

Item 1. Business.

(a) Business Development

Sustainable Projects Group Inc. (“SPGX”) is a Nevada corporation that was incorporated on September 4, 2009 under the name “Blue Spa Incorporated”. On December 19, 2016, the company changed its name to “Sustainable Petroleum Group Inc.” by a majority vote of its shareholders. On October 25, 2017, the company changed its name to “Sustainable Projects Group Inc.” by a majority vote of its shareholders.

SPGX is a business development company engaged in project development and holdings through value based investments and collaborative partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and or development. SPGX initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally.

SPGX maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its U.S. headquarters is located at 225 Banyan Boulevard, Suite 220, Naples, Florida, 34102 (phone number 239-307-2925).

SPGX has an authorized capital of 500,000,000 common shares with a par value of $0.0001 per share with 7,648,113 common shares issued and outstanding as of August 29, 2019.

SPGX has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of SPGX’s business.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 2

(b) Business of SPGX

SPGX is a Nevada company and was incorporated on September 4, 2009. Sustainable Projects Group Inc. (“SPGX”) is a business development company engaged in project development and holdings through value based investments and collaborative partnerships with companies across sustainable sectors:

1. Cormo USA Inc.;

2. Gator Lotto; and

3. Vitalizer Americas Inc.

1.       Cormo USA Inc.

Cormo USA Inc. – Based on a letter of intent and a shareholder agreement, SPGX entered into a joint venture with Cormo AG to assist in the business development of Cormo’s operations in the United States. Cormo AG is in the business of producing and developing peat moss replacement and natural foam products and technologies. Also, for its participation in the joint venture, SPGX will be required to provide certain services, including U.S. business development, management, market research, and determination of potential distribution channels. Under the agreement, Cormo USA Inc has exclusive marketing and distribution rights to Cormo AG’s sustainable agriculture business and suite of patents. Cormo’s technology allows field waste from maize farms to be turned into a variety of products, including peat moss. In May 2019, a site was chosen for its first production facility, with production scheduled to start in early 2020. The joint venture is controlled by Cormo AG (35%) and SPGX (35%) equally with the balance of shares held by eight non-controlling shareholders.

See Exhibit 10.13 - Letter of Intent and Exhibit 10.20 - Shareholder’s Agreement for more details.

2.       Gator Lotto

Gator Lotto – In 2018 SPGX acquired all technology assets including source code, graphics, and online assets for US$400,000 through the issuance of new shares. SPGX aims to commercialize this project which features a fully functioning lotto ticket management app (currently in version 2.0) with more than 40,000 downloads. Management plans to spin out this technology into a newly formed partnership within the next 18 months with the aim to increase monetization, user growth and eventual sale or licensing. SPGX spent an additional $11,000 to further develop the technology. See Exhibit 10.12 - Asset Purchase Agreement for more details.

3.       Vitalizer Americas Inc.

Vitalizer Americas Inc. –Pursuant to the terms and conditions of a shareholder’s agreement dated in September, 2018, SPGX entered into a joint venture relationship for the purpose of importing, selling and distributing products offered by Vitalizer International of Switzerland. SPGX’s participation in the joint venture is 55%. SPGX’s role is to provide certain services, including general management and day to day operations of the joint venture. The joint venture is comprised of the following ownership: 55% SPGX, with the balance of ownership held by three non-controlling owners. See Exhibit 10.14 - Shareholder’s Agreement for more details.

During the fiscal year ended May 31, 2018, SPGX was involved with the following business ventures, but subsequently has terminated those business ventures or SPGX’s involvement in such venture:

Alimex GmbH – Collaborative Partnership

Alimex GmbH - On June 28, 2017, SPGX loaned Alimex GmbH $200,000 with a per annum interest rate of 3.5%. Alimex GmbH is a global producer of high-precision aluminium cast plates. Prior to March 1, 2018, SPGX was negotiating terms and conditions of an agreement to continue work with Alimex GmbH. However, on May 2, 2018, SPGX terminated its business relationship with Alimex GmbH. As a result, Alimex GmbH assigned its interest in the loan from SPGX to a third party on the same repayment terms. SPGX has consented to the assignment of the loan to the third party.

Consulting Services - Amixa AG

Amixa AG - Effective January 18, 2018 SPGX engaged Amixca AG, a private Swiss corporation, for a period of 36 months commencing February 1, 2018 to January 31, 2021. Amixca AG was to provide business development services to SPGX on projects currently under development and on projects to be rolled out in the next three years. The consulting arrangement was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule that spans over a year. The first payment of $20,000 was received on July 16, 2019 and thereafter, payments of $15,455 due on the first of every month until the full $190,000 has been repaid. SPGX received the second payment of $15,455 on August 1, 2019.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 3

MyFactor.io AG

Myfactor.io AG - Effective December 4, 2017, SPGX closed a share purchase agreement between Flin Ventures AG and SPGX dated for reference July 25, 2017. SPGX purchased 50,000 shares in the capital of Myfactor.io AG. These shares represent a 100% interest in Myfactor.io AG. As consideration for the purchased shares, SPGX paid EUR$150,000 (US$178,000) to the seller for the purchased shares, subject to the certain conditions being fulfilled by the seller. Prior to closing the seller agreed to arrange payment or settlement of all debt owed (EUR$70,000 or US$83,496) by myfactor.io AG and to have Myfactor.io AG buy back all outstanding bonds issued by Myfactor.io AG. Also, as a condition of closing the seller was required to replace the board of directors of Myfactor.io AG with nominees of SPGX and to have the shares transferred and registered in the name of SPGX. Myfactor.io AG share purchase agreement was completed and made effective December 4, 2017. See Exhibit 10.8 - Share Purchase Agreement for more details. Myfactor.io AG is a company incorporated in Liechtenstein and it holds a bond with its primary focus in the development and growth of small to medium enterprises in such sectors as real estate, patents and other industrial property rights. SPGX treated the purchase as an asset held for sale, and subsequently, sold the investment of myfactor.io for EUR$220,000 on May 31, 2018. See Exhibit 10.21 - Share Purchase Agreement for more details.

Thunder Bay Mineral Claims

Thunder Bay Claims - SPGX had planned to complete two 2,000 meter diamond drill programs on the Thunder Bay Claims by the end of 2018 at an estimated cost of $1.2 million. The two programs would have required approximately 80 days to complete. One drill program would have been conducted on the Foisey claims of the Thunder Bay Claims to test the north branching arm of a gold-bearing breccia system. The second drill program would have been conducted on gold-mineralized zones on the Thunder Bay claims, which have been identified from previous and historic work. Subsequent to May 28, 2018, SPGX decided to dispose the investment of the Thunder Bay Claims to focus more on other projects in the field of sustainability. The mineral properties claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada were returned back to its original owner, John Leliever, with the negotiated return of 1,052,631 common shares of SPGX for cancellation on December 31, 2018.

Arundel AG - Investment and Development

Arundel AG - Prior to March 1, 2018, SPGX continued to seek opportunities to fund and invest in projects held by Arundel AG. SPGX continued to negotiate terms to fund and invest in projects across various sectors such as real estate and oil & gas which Arundel holds. Arundel AG is a Swiss investment company whose shares are listed on the SIX Swiss Exchange. Subsequent to May 28, 2018, SPGX terminated its business relationship with Arundel.

Products / Segments

SPGX is specialized in founding joint venture partnerships with European companies seeking to expand into the United States. These joint ventures largely take place in the field of sustainability which under SPGX’s definition includes fields such as health, agriculture, renewable products, and other brands.

Markets

1.       Cormo USA Inc.

Cormo USA Inc. is currently in development state. Customer targets are currently in identification. At this time it is anticipated that wholesale partners (for retail distribution of the end product) and commercial customers located in the US will present the major source of revenues. The markets targeted are in the field of peat moss substitute, fertilizer products, and further agricultural products

2.       Gator Lotto

Gator Lotto – the product currently covers lottery players in the state of Florida.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 4

Distribution Methods

1.       Cormo USA Inc.

It is anticipated that Cormo USA Inc. will distribute products, both B2B and B2C. A large focus will be through long term supply contracts with B2B customers.

2.       Gator Lotto

Gator Lotto – the app is available for download in the iOS and Android App Stores.

Status of Products

1.       Cormo USA Inc.

The design and engineering phase for the first commercial production facility is currently underway with completion anticipated in early 2020. Proof of concept of the end product as well as commercial viability have been established previously by SPGX’s joint venture partner, Cormo AG in Switzerland.

2.       Gator Lotto

Gator Lotto – the app is currently fully functional and available for download in version 2.0.

Competitive Conditions

1.       Cormo USA Inc.

The main competition for Cormo stems from mined peat moss and a small palette of peat moss substitutes. Given the need to produce more ecologically friendly means of peat moss consumption there is a current trend to switch to sustainable peat most alternatives. Management believes that Cormo USA Inc has a competitive advantage in terms of pricing and quality.

2.       Gator Lotto

Several lotto related apps exist in a fragmented market with no clear market leader.

Raw Materials

SPGX currently has no business operations that require raw materials, and does not produce any products or provide any services that require any raw materials or any suppliers with the exception of the following:

1.       Cormo USA Inc.

Cormo USA Inc. relies on the availability of agricultural waste products produced by maize and corn harvests.

Principal Suppliers

1.       Cormo USA Inc.

As of the date of this filing, neither SPGX nor Cormo USA Inc. have any principal suppliers.

Dependence on Major Customers

As of the date of this filing, neither SPGX nor Cormo USA Inc. are dependent on any major customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

SPGX has an interest in the following intellectual property:

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 5

Cormo USA Inc. - Cormo AG has patents and trademarks relating to the intellectual property of ‘Cormo AG’s process and for the protection of brand name TEFA, BABS and Cormo. In addition, Cormo USA Inc. is the owner of the US Trademark for “TEFA” (Serial Number: 88380930). As part of the license agreement between Cormo AG and Cormo USA Inc., Cormo USA Inc. has (1) the full use of the patent “Method for the production of superabsorbent pellets and/or a fibrous material from crop residues” (Patent Number US 15/314,119); (2) the full use of the Trademarks “TEFA”, “BABS” and Cormo; and (3) the exclusive use of the rights of the Cormo technology in the NAFTA region. Also, the license agreement includes all present and future process improvements, as well as product applications and related know-how of Cormo AG. Additionally, Cormo USA Inc. has been granted the right by Cormo AG to sub-license the technology to potential partners in the NAFTA region.

Gator Lotto - There are no registered patents or trademarks for this project, but SPGX holds the intellectual property for this technology.

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

Expenditures on Research and Development During the Last Two Fiscal Years

Since September 4, 2009, SPGX has not spent any funds on either company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques with the exception of the following:

Gator Lotto - SPGX spent an additional $11,000 to further develop this technology before it was launched in February 2019.

Number of Total Employees and Number of Full Time Employees

SPGX currently has three full time employees. In each segment of its plan of operations, SPGX intends to retain the services of key management to assist in the various aspects of its business operations, such consulting services, and ongoing business development.

Item 1A. Risk Factors.

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Properties.

SPGX maintains its U.S. headquarters at 225 Banyan Boulevard, Suite 220, Naples, Florida, 34102. SPGX entered into an office lease effective September 1, 2018 for its office in Naples, Florida. The lease expires March 31, 2021.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 6

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

SPGX’s common shares were quoted on the OTCQB under the symbol “BUES” from October 28, 2013 to December 19, 2016. From December 19, 2016 to October 17, 2018 SPGX’s common shares were quoted on the OTCQB under the symbol “SPGX”. Since October 17, 2018 SPGX’s common shares have been quoted on the OTC Pink under the symbol “SPGX”. The table below gives the high and low bid information for each fiscal quarter of trading for the last three fiscal years and for the interim period ended August 16, 2019. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
16 August 2019	$3.20	$3.20	OTC Markets Group Inc.
31 May 2019	$1.75	$1.75	OTC Markets Group Inc.
28 February 2019	$3.01	$3.01	OTC Markets Group Inc.
30 November 2018	$3.30	$3.30	OTC Markets Group Inc.
31 August 2018	$3.02	$3.02	OTC Markets Group Inc.
31 May 2018	$3.50	$3.50	OTC Markets Group Inc.
28 February 2018	$3.99	$3.99	OTC Markets Group Inc.
30 November 2017	$3.90	$3.90	OTC Markets Group Inc.
31 August 2017	$2.60	$2.60	OTC Markets Group Inc.
31 May 2017	$3.50	$2.35	Pink OTC Markets Inc.
28 February 2017	$2.60	$2.35	Pink OTC Markets Inc.
30 November 2016	$2.58	$0.51	Pink OTC Markets Inc.
31 August 2016	$2.20	$1.05	Pink OTC Markets Inc.

(b) Holders of Record

SPGX had 72 holders of record of SPGX’s common shares as of May 31, 2018.

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

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

March 13, 2017 – Acquisition of Mineral Claims

On March 13, 2017, the board of directors authorized the issuance of 1,250,000 restricted shares of common stock as consideration for the acquisition of 13 mineral claims valued at $3,750,000 (CDN$5,000,000). See Exhibit 10.2 - Property Purchase Agreement for more details. SPGX relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions. On December 28, 2018, SPGX entered into an agreement and returned the claims to its original owner in exchange for the return of 1,052,631 shares of common stock for cancellation.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 7

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

June 23, 2017 – Acquisition of Lease Deposit

On June 23, 2017, the board of directors authorized the issuance of 400,000 restricted shares of common stock as consideration for the acquisition of a lease deposit for office space valued at $600,000. See Exhibit 10.3 - Deposit Agreement for more details. SPGX relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions. On December 31, 2018, SPGX terminated the lease deposit for its office space and the 400,000 restricted shares were returned back for cancellation.

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

Also, on July 25, 2017 the board of directors authorized the issuance of, as part of this same offering, 78,761 restricted shares of common stock at an offering price of $3.50 per restricted share. SPGX raised $275,348 in cash in this offering, and issued an aggregate 78,671 restricted shares of common stock to 26 non-US subscribers outside the United States.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 8

July 2017 - $3.00 Debt Settlement

On July 31, 2017 the board of directors authorized the issuance of 101,778 restricted shares of common stock as settlement of an aggregate $305,331 of debt owed to six creditors of the company at a settlement price of $3.00 per restricted share. The $305,331 represented the principal and interest due and owing on outstanding loans. The 101,778 restricted shares of common stock were issued to six non-US creditors outside the United States.

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

September 2017 - $3.50 Private Placement Offering

On September 21, 2017 the board of directors authorized the issuance of 40,609 restricted shares of common stock at an offering price of $3.50 per restricted share. SPGX raised $142,138 in cash in this offering, and issued an aggregate 40,609 restricted shares of common stock to 16 non-US subscribers outside the United States.

Also, on December 11, 2017 the board of directors authorized the issuance of, as part of this same offering, 1,000 restricted shares of common stock at an offering price of $3.50 per restricted share. SPGX raised $3,500 in cash in this offering, and issued an aggregate 1,000 restricted shares of common stock to one non-US subscriber outside the United States.

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the 17 non-US subscribers outside the United States in these two closings, SPGX relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offerings were not public offerings and were not accompanied by any general advertisement or any general solicitation. SPGX received from each of the 17 subscribers a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

December 2017 - $4.00 Private Placement Offering

On December 11, 2017 the board of directors authorized the issuance of 6,500 restricted shares of common stock at an offering price of $4.00 per restricted share. SPGX raised $26,000 in cash in this offering, and issued an aggregate 6,500 restricted shares of common stock to two non-US subscribers outside the United States.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 9

SPGX set the value of the restricted shares arbitrarily without reference to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction”.

For the two non-US subscribers outside the United States in this one closing, SPGX relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management is satisfied that SPGX complied with the requirements of the exemption from the registration and prospectus delivery of the Securities Act of 1933. The offerings were not public offerings and were not accompanied by any general advertisement or any general solicitation. SPGX received from the each of the subscribers a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the resale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

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

January 30, 2018 – Acquisition of Falcon Projects AG

On January 30, 2018, the board of directors authorized the issuance of 10,000 restricted shares of common stock as consideration for the acquisition of 10 shares in the capital of Falcon Projects AG valued at $42,000. See Exhibit 10.11 - Share Purchase Agreement for more details. SPGX relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions. SPGX subsequently sold all of the Falcon Projects AG shares for $11,000 on December 26, 2018.

May 25, 2018 – Acquisition of Gator Lotto App

On May 25, 2018, the board of directors authorized the issuance of 100,000 restricted shares of common stock as consideration for the acquisition of the Gator Lotto app from Global Gaming Media Inc., valued at $400,000. See Exhibit 10.12 - Asset Purchase Agreement for more details. SPGX relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 10

Item 6. Selected Financial Data.

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF SUSTAINABLE Projects GROUP INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

SPGX is a business development company engaged in project development and holdings through value based investments and collaborative partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and or development. SPGX initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally. SPGX is currently involved in the following businesses: (1) Consulting Services; and (2) Collaborative partnerships.

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

Accounting and Audit Plan

SPGX has retained a CPA to assist in the bookkeeping and organization of SPGX’s financial records. SPGX’s accountant is expected to charge SPGX approximately $20,000 to maintain SPGX’s financial records for the next 12 months. SPGX’s independent auditor is expected to charge approximately $3,500 to review each of SPGX’s quarterly financial statements and approximately $28,000 to audit SPGX’s annual financial statements. In the next 12 months, SPGX anticipates spending approximately $48,000 to pay for its accounting and audit requirements.

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

As at May 31, 2018, SPGX had $1,419 cash and a working capital of $976,589. Accordingly, SPGX will require additional financing to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Financial Condition

As at May 31, 2018, SPGX had a cash balance of $1,419, compared to a cash balance of $161,096 as of May 31, 2017. Management anticipates generating a minimum revenue of $600,000 for the foreseeable future during the next 12 months following the date of this annual report. When additional funds are required, additional funding will come from equity financing from the sale of SPGX’s common shares or from debt financing. If SPGX is successful in completing an equity financing, existing shareholders will experience dilution of their interest in SPGX. Management cannot provide investors with any assurance that SPGX will be able to raise sufficient funding from the sale of its common shares or from debt financing to fund its plan of operations. In the absence of any required funding, SPGX will not be able to execute its plan of operation and its business plan will fail. Even if SPGX is successful in obtaining the required financing and executes its plan of operation, if SPGX does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 11

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

As of May 31, 2018, SPGX had total assets of $5,169,005, and a working capital of $976,589, compared with a working capital deficit of $213,788 as of May 31, 2017. The increase in the working capital was primarily due to current assets received through issuance of common stock and notes payable converted to common stock. The assets primarily consisted of $1,419 in cash, $611,250 in prepaid expenses and deposits, $447,400 in receivables, $400,000 in intangible assets, and $3,473,682 in mineral properties, and the liabilities consisted of $68,949 in accounts payable and accrued liabilities ($38,072 in 2017), and $25,000 in deferred revenue ($30,000 in 2017).

Net Cash Used in Operating Activities

For the fiscal year ended May 31, 2018, net cash used in operating activities increased to $303,012 compared with $36,399 for the same period in the previous fiscal year. The use of cash was primarily due to prepayment of certain expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $452,996 for the fiscal year ended May 31, 2018 as compared with cash flow from investing activities of $nil for the same period in the previous fiscal year. The net cash used in investing activities was due to notes receivable and the proceeds from sale of investments.

Net Cash Generated from Financing Activities

Net cash flows provided from financing activities increased to $596,331 for the fiscal year ended May 31, 2018 as compared with financing activities of $199,495 for the same period in the previous fiscal year. The net cash provided from financing activities was due to the proceeds from issuance of common shares. SPGX also settled a CHF 100,000 debt with a related party by issuing 25,000 restricted shares value at $4.00 per share ($100,000).

Results of Operation for the Period Ended May 31, 2018

SPGX had operating revenues of $65,000 for the fiscal year ended May 31, 2018 as compared with operating revenues of $5,000 for the same period in the previous fiscal year. SPGX’s activities have been financed from the proceeds of share subscriptions and proceeds from notes payable. For the fiscal year ended May 31, 2018 SPGX has raised a total of $496,331 from private offerings of its common shares.

There were substantial changes between the year ended May 31, 2018 than May 31, 2017. SPGX changed its business focus to pursue investments, partnerships and collaboration across sustainable sectors. SPGX plans to establish strategic business projects in sustainable fields. With the new acquisitions of assets and investments and hire of new employees, SPGX expected the increase in operation expenditures to develop and build the business. At the same time, SPGX continued success and existence will be impacted if SPGX is not able to obtain enough capital through the services it provides or obtain enough capital through additional equity financing.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 12

References to the discussion below to fiscal 2018 are to SPGX’s fiscal year ended on May 31, 2018. References to fiscal 2017 are to SPGX’s fiscal year ended May 31, 2017.

	For the Year Ended May 31, 2018 $	For the Year Ended May 31, 2017 $
	(Audited)	(Audited)
Revenue	65,000	5,000

Operating expenses

Administrative and operating expenses	36,500	23,719
Advertising and Promotions	4,763	5,559
Amortization	3,208	-
Consulting fees	42,000	-
Management fees	88,040	3,625
Professional fees	113,346	58,154
Rent	3,250	750
Loss/Gain on disposition of assets	30,596	-
Loss on acquisition of deposit	779,278	-
Loss on debt extinguishment	76,334	-

Other interest income	6,463	-
Interest expense	(2,727)	(14,478)
Impairment	(307,318)	-

Net loss	(1,415,897)	(101,285)

General and Administrative

General and administrative expenses are the general office and operational expenses of SPGX. They include, but not limited to, bank charges, general office expenses, and filing and transfer agent fees.

Off-Balance Sheet Arrangements

SPGX has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

SPGX had no contingencies or long-term commitments at May 31, 2018.

Tabular Disclosure of Contractual Obligations

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Significant Accounting Policies

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 13

Going Concern

SPGX has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. SPGX has accumulated a deficit of $1,746,279 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations when they come due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. SPGX has $1,419 cash on hand as at May 31, 2018. Cash used in operations was $303,012 for the twelve-month period ended May 31, 2018. Therefore, SPGX will need to raise additional cash in order to fund ongoing operations over the next 12-month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

Equity Investments

SPGX invests in equity securities of public and non-public companies for business and strategic purposes. Investments in public companies are carried at fair value based on quoted market prices. Investments in equity securities without readily determinable fair values are carried at cost, minus impairment, if any. SPGX reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, SPGX considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, and among other factors in its review. If management’s assessment indicates that an impairment exists, SPGX estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its’ carrying amount.

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

Accounts Receivables

Trade accounts receivable are stated at the amount SPGX expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, SPGX provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after SPGX has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There are no receivables considered uncollectible as of May 31, 2018 and there are no trade accounts receivables.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 14

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. SPGX does not have any leases at May 31, 2018 and will adopt the provisions effective June 1, 2018.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 15

Item 8. Financial Statements and Supplementary Data.

SUSTAINABLE projects GROUP INC.

Financial Statements

May 31, 2018 and 2017

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 16

SUSTAINABLE PROJECTS GROUP INC.

Financial Statements

For the year ended May 31, 2018 and May 31, 2017

(Stated in US Dollars)

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 17

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

FOR THE YEAR ENDED MAY 31, 2018

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 18

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

Toronto, Ontario	Chartered Professional Accountants
August 29, 2017	Licensed Public Accountants

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sustainable Projects Group Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Sustainable Projects Group Inc. (“the Company”) (formerly known as Sustainable Petroleum Group Inc.) as of May 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, has yet to achieve profitable operations, and further losses are anticipated in the development of the business. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.
Spokane, Washington
August 29, 2019

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

BALANCE SHEETS

As at	May 31, 2018	May 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,419	$161,096
Other receivables – related party - Note 5	447,400	-
Interest receivables – Note 5	6,463	-
Investments – Note 6	26,750	-
Prepaid expenses and deposits – Note 7	611,250	6,917
	1,093,282	168,013
Long Term Assets:
Note Receivable – Note 5	200,000	-

Leasehold improvements – Note 8	2,041	-
Mineral properties – Note 9	3,473,682	3,750,000
Intangible assets – Note 10	400,000	-

TOTAL ASSETS	$5,169,005	$3,918,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities – Note 11	$68,949	$38,072
Amount due to directors – Note 14	12,911	1,293
Amount due to shareholders – Note 14	9,833	9,833
Deferred revenue – Note 14	25,000	30,000
Notes payable – Note 12, 13	-	253,901
Interest payable – Note 12, 13	-	48,702

TOTAL CURRENT LIABILITIES	116,693	381,801

Commitments and Contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Common Stock – Note 12
Par Value: $0.0001
Authorized 500,000,000 shares
Common Stock Issued: 9,090,018 (May 31, 2017 – 8,263,332)	909	826
Additional Paid in Capital	6,797,682	3,806,170
Shares Subscribed (not issued) – Note 12	-	59,598
Accumulated Deficit	(1,746,279)	(330,382)
TOTAL STOCKHOLDERS’ EQUITY	5,052,312	3,536,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,169,005	$3,918,013

See accompanying notes to the financial statements

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended	For the year ended
	May 31, 2018	May 31, 2017
Revenues
Revenues	$65,000	$5,000

Operating Expenses
Administrative and other operating expenses	36,500	23,719
Advertising and Promotions	4,763	5,559
Amortization	3,208	-
Consulting fees	42,000	-
Management fees	88,040	3,625
Professional fees	113,346	58,154
Rent	3,250	750
Loss/Gain on disposition of assets	30,596	-
Loss on acquisition of deposit	779,278	-
Loss on debt extinguishment	76,334	-
	1,177,315	91,807
Operating loss	(1,112,315)	(86,807)
Other interest income	6,463	-
Interest expense	(2,727)	(14,478)
Impairment	(307,318)	-

Operating loss before income taxes	(1,415,897)	(101,285)
Income Taxes	-	-

Net loss and comprehensive loss	$(1,415,897)	$(101,285)
Loss per share of common stock
Basic and diluted	$(0.160)	$(0.014)

Weighted average no. of shares of common stock
Basic and diluted	8,868,720	7,247,087

See accompanying notes to the financial statements

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended May 31, 2018

		par value	Additional
	Common	at $0.0001	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,212

Shares issued at $3.50 per share for assets	400,000	40	1,399,960	-	-	1,400,000
Shares issued at $3.50 per share for assets	6,000	1	20,999	-	-	21,000
Shares issued at $3.50 per share	31,128	3	108,945	(59,598)	-	49,350
Shares issued at $3.50 per share for leasehold improvements	10,000	1	34,999	-	-	35,000
Shares issued at $3.50 per share	78,671	8	275,340	-	-	275,348
Shares issued at $3.00 per share for debts	101,778	10	381,658	-	(76,334)	305,334
Shares issued at $3.50 per share for services	16,000	2	55,998	-	-	56,000
Subscriptions received at $3.50 per share	-	-	-	107,131	-	107,131
Net loss and comprehensive loss	-	-	-	-	(869,406)	(869,406)

Balance, August 31, 2017	8,906,909	$891	$6,084,069	$107,131	$(1,276,122)	$4,915,969

Shares issued at $3.50 per share	40,609	4	142,127	(107,131)	-	35,000
Subscriptions received at $3.50 per share	-	-	-	3,500	-	3,500
Subscriptions received at $4.00 per share	-	-	-	20,000	-	20,000
Net loss and comprehensive loss	-	-	-	-	(73,723)	(73,723)

Balance, November 30, 2017	8,947,518	$895	$6,226,196	$23,500	$(1,349,845)	$4,900,746

Shares issued at $3.50 per share	1,000	-	3,500	(3,500)	-	-
Shares issued at $4.00 per share	5,000	-	20,000	(20,000)	-	-
Shares issued at $4.20 per share for assets	10,000	1	41,999	-	-	42,000
Subscriptions received at $4.00 per share	-	-	-	6,000	-	6,000
Shares to be issued at $4.00 for debts	-	-	-	100,000	-	100,000
Net loss and comprehensive loss	-	-	-	-	(311,822)	(311,822)

Balance, February 28, 2018	8,963,518	$896	$6,291,695	$106,000	$(1,661,667)	$4,736,924

Shares issued at $4.00 per share	1,500	-	6,000	(6,000)	-	-
Shares issued at $4.00 for debts	25,000	3	99,997	(100,000)	-	-
Shares issued at $4.00 for assets	100,000	10	399,990	-	-	400,000
Net loss and comprehensive loss	-	-	-	-	(84,612)	(84,612)

Balance, May 31, 2018	9,090,018	$909	$6,797,682	$-	$(1,746,279)	$5,052,312

See accompanying notes to the financial statements

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Year Ended May 31, 2017

		par value	Additional
	Common	at $0.0001	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, May 31, 2016	7,000,000	$700	$16,300	$-	$(229,097)	$(212,097)
Net loss and comprehensive loss	-	-	-	-	(19,732)	(19,732)

Balance, August 31, 2016	7,000,000	$700	$16,300	$-	$(248,829)	$(231,829)
Net loss and comprehensive loss	-	-	-	-	(26,265)	(26,265)

Balance, November 30, 2016	7,000,000	$700	$16,300	$-	$(275,094)	$(258,094)
Net loss and comprehensive loss	-	-	-	-	(8,188)	(8,188)

Balance, February 28, 2017	7,000,000	$700	$16,300	$-	$(283,282)	$(266,282)

Shares issued at $3.00 per share	1,250,000	125	3,749,875	-	-	3,750,000
Shares issued at $3.00 per share	13,332	1	39,995	-	-	39,996
Shares subscribed at $3.50 per share	-	-	-	59,598	-	59,598
Net loss and comprehensive loss	-	-	-	-	(47,100)	(47,100)

Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,312

See accompanying notes to the financial statements

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-6

SUSTAINABLE PROJECTS GROUP INC.

(Formerly known as SUSTAINABLE PETROLEUM GROUP INC.)

STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	May 31, 2018	May 31, 2017

Cash Flows from operating activities:
Net loss and comprehensive loss	$(1,415,897)	$(101,285)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Loss on debt extinguishment	76,334	-
Loss on acquisition of deposit	779,278	-
Loss on disposition of asset	29,750	-
Gain on disposition of asset	846	-
Impairment on mineral properties	276,318	-
Impairment on investments	31,000	-
Interest receivables	(6,463)	-
Amortization	3,208	-
Shares for services	56,000	-
Changes in current assets and liabilities
Prepaid expenses	16,389	(6,917)
Other receivables	(190,000)	-
Accounts payable and accrued expenses	30,877	22,200
Amount due to directors	11,618	1,293
Amount due to shareholders	-	1,832
Deferred revenue	(5,000)	30,000
Interest payable	2,730	14,478
Net cash used in operating activities	(303,012)	(36,399)

Cash Flows from investing activities:
Note receivables	(200,000)	-
Purchase of investments	(258,996)	-
Proceeds from sale of investment	6,000	-
Net Cash used in investing activities	(452,996)	-

Cash Flows from financing activities:
Proceeds from issuance of common stock	496,331	39,996
Proceeds from notes payable	100,000	-
Proceeds from shares to be issued	-	59,598
Notes payable	-	99,901
Net Cash generated from financing activities	596,331	199,495

Net (decrease) increase in cash and cash equivalents	(159,677)	161,096
Cash and cash equivalents at beginning of period	161,096	-
Cash and cash equivalents at end of period	$1,419	$161,096

Supplement Disclosures
Cash paid for:
Interest	$-	$14,478
Taxes	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for mineral rights	$-	$3,750,000
Common stock issued for deposit on lease	1,400,000	-
Common stock issued for leasehold improvements	35,000	-
Common stock issued for investments	463,000	-
Common stock issued for debts	405,334	-
Accounts receivable issued for sale of investment	257,400

See accompanying notes to the financial statements

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-7

SUSTAINABLE PROJECTS GROUP INC.

(Formerly SUSTAINABLE PETROLEUM GROUP INC.)

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2018

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

The Company has accumulated a deficit of $1,746,279 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $1,419 cash on hand as at May 31, 2018. Cash used in operations was $303,012 for the twelve-month period ended May 31, 2018. Therefore, the Company will need to raise additional cash in order to fund ongoing operations over the next 12-month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-8

Segment Reporting

Management has considered segment reporting for the current period and found that there were not material segments as of May 31, 2018 and May 31, 2017.

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

Intangible assets

Included in intangible asset is the acquisition of the Gator Lotto App. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. This is amortized over its estimated useful life. The gross cost and accumulated amortization of the intangible asset will be removed when the recorded amounts are fully amortized and the asset is no longer in use.

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

For the year ended May 31, 2018 there are no material reconciling items between the net loss presented in the statements of operations and comprehensive loss as defined by ASU 220.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-9

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

Deferred revenue

Deferred revenue is a short-term liability that represents revenues received but not earned. When the Company recognizes its revenue, the deferred revenue liability will be eliminated. As at May 31, 2018, the Company received $25,000 deferred revenue. This was primarily composed of prepaid consulting services fees.

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

Mineral property costs and impairment

All costs of acquisition and option costs of mineral and property rights are capitalized upon acquisition. To determine if the capitalized mineral property costs are in excess of their recoverable amount, the Company shall conduct periodic evaluation of the carrying value of the capitalized costs based upon expected future cash flows and/or estimated salvage value in accordance to ASC 360-10-35-15 “Impairment or Disposal of Long Lived Assets”. Exploration and pre-extraction expenditures shall be expensed until such time the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for mineralized materials shall be expensed as incurred. Expenditures relating to pre-extraction activities such as construction of mine, well fields, ion exchange facilities and disposal wells shall be expensed as incurred until such time proven or probable reserves are established for a particular project, after which subsequent expenditures relating to mine development activities for the particular project shall be capitalized as incurred. As at May 31, 2018, the Company recorded an impairment of $276,318 for the mineral properties.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-10

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. All financial instruments approximate fair value.

Level 1 — Observable inputs that reflect unadjusted quoted prices for identical assets or liabilities traded in active markets.

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

Equity investments

The Company invests in equity securities of public and non-public companies for business and strategic purposes. Investments in public companies are carried at fair value based on quoted market prices. Investments in equity securities without readily determinable fair values are carried at cost, minus impairment, if any. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, and among other factors in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its’ carrying amount.

Accounts receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There are no receivables considered uncollectible as of May 31, 2018. As of May 31, 2018, there are no trade accounts receivables.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-11

Stock based compensation

The Company follows the guideline under ASC 718, “Stock Compensation”. The standard provides that for all stock based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which requires that all share-based payments to both employees and directors be recognized in the income statement based on their fair values. For non-employees stock based compensation, the Company applies ASC 505 Equity-Based Payments to Non-employees. This standard provides that all stock based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably be measured or determinable.

Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at May 31, 2018 and 2017.

The Company has identified its federal tax return and its state tax returns in the State of Nevada as its major tax jurisdictions. The Company maintains an office in the State of Florida and has also filed its registration there, and shall be subject to state tax returns in Florida as well.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not have any leases at May 31, 2018 and will adopt the provisions effective June 1, 2018.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-12

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718)”, Improvements to Nonemployee Share-Based Payment Accounting”, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Management is currently evaluating the impact of adopting this standard.

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

As of May 31, 2018, the balance and interest owing was $206,463.

Principal	Interest	Total

$200,000	$6,463	$206,463

Other receivables – related party

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, the Company is in receipt of repayment of $35,455. (See Note 14)

The Company entered into a Share Purchase Agreement dated July 25, 2017 with Flin Ventures AG to purchase all the shares of myfactor.io AG for $175,500 (EUR 150,000) subject to due diligence, buy back of an outstanding bond issued by myfactor.io AG for $83,496 (EUR 70,000) and other conditions. Effective December 4, 2017, myfactor.io AG was purchased and the acquisition was classified as a held for sale asset and was recorded at fair market value. Due diligence costs with respect to this Share Purchase Agreement were included in investments. Each company was managed and financed autonomously. The Company held the asset and subsequently sold this asset in its present condition as at May 31, 2018 for $257,400 (EUR 220,000). Subsequent to the year ended May 31, 2018, the Company received incremental payments, spanning over the next 6 months, for the sale of the asset. (See Note 14)

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-13

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

On January 18, 2018, the Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SP Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company. Subsequent to the year ended May 31, 2018, the Company sold all their remaining shares of SP Group (Europe) on December 26, 2018 back to SP Group (Europe) AG for $15,000. (See Note 14).

On January 30, 2018, the Company acquired 10% ownership of Falcon Projects AG by purchasing 10 shares of Falcon Projects by issuing 10,000 shares of the Company valued at $4.20 per share. On December 26, 2018, the Company sold all of their shares of Falcon Projects AG for $11,000. (See Note 14).

7. Prepaid expenses and deposits

	May 31, 2018	May 31, 2017

Prepaid legal	$-	$6,917
Prepaid expenses	5,250	-
Deposit on lease (CHF)	600,000	-
Foreign exchange on lease deposit	6,000	-

Total	$611,250	$6,917

Prepaid expenses represent rent of $1,750 and accounting services of $3,500.

On June 23, 2017, the Company acquired a lease deposit in the amount of CHF600,000 for the office building located at Falkenstrasse 28, Zurich, Switzerland, 8008, made by an arm’s length party, Daniel Greising, on behalf of SP Group (Europe) AG. As consideration for an assignment of the lease deposit to the Company, the Company issued Mr. Greising 400,000 restricted shares of common stock. In addition, the owner of the office building granted a sublease of the office from SP Group (Europe) AG to the Company rent-free for a term of 10 years commencing July 1, 2017 to be completed and terminated on June 30, 2027. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a valuation of $1,400,000. The Company incurred a $779,278 loss on the acquisition of the deposit. The 400,000 restricted shares of common stock were returned back to treasury and subsequently cancelled at the beginning of February 2019. The Company no longer requires an office in Zurich and has terminated its arrangement for the office space.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-14

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

	Cost	Accumulated Depreciation	Net

Leasehold Improvements	$35,000
Write down of asset	(29,750)
Balance at May 31, 2018	$5,250	$3,208	$2,042

9. Mineral Properties

On March 13, 2017, the Company entered into a property purchase agreement to acquire mineral claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada. The Company paid 1,250,000 restricted common stocks at $3.00 per share, which was the fair value of the shares at the time of the transaction, for a total value of $3,750,000. (See Note 12).

The Company has an interest in 13 mineral claims. All the mineral claims are contiguous. Nine (9) of the mineral claims are freehold patented mineral claims and the other four (4) mineral claims are unpatented Crown Land claims. The combined claims make up an area of 336 hectares which is equivalent to approximately 810 acres.

Subsequent to May 31, 2018, the Company returned the interest of the mineral properties back to its original owner and negotiated the return of 1,052,631 of the restricted shares back to treasury and cancelled. The Company calculated the re-acquisition of the 1,052,631 restricted shares and determined that an impairment of $276,318 was required.

10. Intangible Assets

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc.

11. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of May 31, 2018 are summarized as follows:

	May 31, 2018	May 31, 2017

Accrued audit fees	$23,500	$9,000
Accrued accounting fees	20,500	1,126
Accrued legal fees	10,814	22,756
Accrued office expenses	14,135	5,190

Total	$68,949	$38,072

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-15

12. Common stock

Share issuances during the period ended May 31, 2018:

a)	Issued 400,000 restricted shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a total value of $1,400,000. The Company recorded a $779,278 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, which was determined based on previous issuances in the current fiscal year.

c)	Sold 31,128 shares of common stock for cash at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock for cash at $3.50 per share.

f)	Issued 101,778 shares of common stock at $3.00 per share for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest. At the time, the Company’s stock price was at $3.75 per share. The Company recorded a debt extinguishment loss of $76,334.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

h)	Sold 40,609 shares of common stock for cash at $3.50 per share.

i)	Sold 1,000 shares of common stock for cash at $3.50 per share.

j)	Sold 5,000 shares of common stock for cash at $4.00 per share.

k)	Issued 10,000 shares of common stock at $4.20 per share for the purchase of 10% holdings of Falcon Projects AG.

l)	The Company settled a debt with Workplan Holding AG of CHF 100,000 by providing 25,000 restricted shares valued at $4.00 per share (see Note 14). The shares were issued subsequent to May 31, 2018.

m)	Sold 1,500 shares of common stock for cash at $4.00 per share.

n)	Issued 100,000 shares of common stock at $4.00 per share for the acquisition of Gator Lotto.

Share issuances during the year ended May 31, 2017:

a)	Sold 13,332 shares of common stock at $3.00 per share.

b)	Issued 1,250,000 shares of common stock for the acquisition of 2 mineral properties. The shares were valued at $3.00 per share.

At May 31, 2018, the Company had 9,090,018 common shares outstanding (May 31, 2017 – 8,263,332).

There were no warrants or stock options outstanding as of May 31, 2018 and May 31, 2017.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-16

13. Notes payable

On July 31, 2017, all the notes below were repaid in full. The Company issued 101,778 common shares by converting the debt at $3.00 per share. The Company recorded a debt extinguishment loss of $76,334.

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

There was one (1) unsecured promissory note bearing interest at 8% per annum which was due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option. The convertible note was at the same interest rate as promissory notes that have no conversion feature. The promissory note was repaid in full by converting into common shares of the Company at $3.00 per share. The balance shown was as of the date of the repayment.

Date	Principal	Interest	Total

September 04, 2013	$30,000	$9,376	$39,376

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-17

Unrelated Parties:

There was one (1) unsecured promissory note bearing interest at 8% per annum which was due on demand. The promissory note was repaid in full by converting into common shares of the Company at $3.00 per share. The balance shown was as of the date of the repayment.

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

14. Related party transactions

During the period ended May 31, 2018, the Company incurred management fees from two directors totaling an aggregate of $88,040 (2017 – $3,625). As at May 31, 2018, $11,340 (2017 - $1,293) was owing to directors for management fees and $1,572 for expenses paid on behalf of the Company; and $9,833 (2017 - $9,833) was owing to three shareholders for expenses paid on behalf of the Company.

One director participated in the subscription of 1,000 shares of the Company valued at $3,500 (see Note 11).

During the period ended May 31, 2018, the Company paid $3,250 (2017 - $750) to a company with a director in common for rent for its office in Naples, Florida and $ Nil (2017 - $10,500) for advertising and website design.

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

The shareholder paid expenses on behalf of the Company in the amount of $500. As at May 31, 2018, this amount was owing.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-18

The Company entered into a $30,000 demand notes payable with Workplan Holding AG, a company controlled by Workplan Holdings Inc., at an interest rate of 4% per annum. During the period ended May 31, 2018, the total principal and interest outstanding on the note was repaid in full by converting the principal loan and interest at $3.00 per share. The Company issued 10,159 common shares.

The Company settled a CHF 100,000 debt with Workplan Holding AG by entering into an agreement to issue 25,000 restricted shares valued at $4.00 per share. The CHF 100,000 was a loan from Workplan Holding AG to pay Flin Ventures to complete the Share Purchase Agreement for myfactor.io. The shares were issued during the period ended May 31, 2018.

Subsequent to May 31, 2018, the Company sold all of its interest of Falcon Projects to Workplan Holding AG for USD 11,000. (See Note 6).

Amixca AG

The Company advanced a refundable $190,000 deposit to Amixca AG for due diligence. After such due diligence, the Company decided not to proceed with the acquisition of Amixca AG. Amixca AG and Workplan Holdings AG have a common significant shareholder. On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, the Company is in receipt of repayment of $35,455. (see Note 5)

Alimex GmbH

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022. As of May 31, 2018, the principal and interest owing was $206,463. On May 2, 2018, Alimex Gmbh assigned its interest in the note receivable from the Company to Workplan Holding on the same repayment terms.

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

The Company received a lump sum payment which have been allocated to deferred revenues. As of May 31, 2018, there was $25,000 remaining in deferred revenues (May 31, 2017 - $30,000). As of the May 31, 2018, the Company booked $65,000 in consulting revenues from SP Group (Europe) AG (May 31, 2017 - $5,000). The agreement was mutually terminated when the lump sum payment was used up.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-19

Subsequent to the year ended May 31, 2018, the Company entered into another consultancy agreement with SP Group (Europe) AG whereby SP Group (Europe) agrees to pay a monthly consulting fee of $40,000 to the Company for providing research, assessments and analysis of potential business feasibility reports. The services commence July 1, 2018 for a period of 24 months. Either party may terminate the agreement by providing 2 weeks written notice.

On July 6, 2017, the Company entered into an agreement with SP Group (Europe) AG to acquire 20% ownership of SP Group (Europe) AG by issuing 6,000 restricted common stock of the Company at $3.50 per share for a total value of $21,000. SP Group (Europe) AG has a portfolio of approximately 20 different projects in the natural resources sector which it develops and finances. SP Group (Europe) AG and Workplan Holdings Inc. have a common shareholder and director. (See Note 6)

The Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SPG Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company. (see Note 6). The $6,000 was paid by the buyer during the period ended May 31, 2018. Subsequent to the year ended May 31, 2018, the Company sold all their remaining shares of SP Group (Europe) on December 26, 2018 back to SP Group (Europe) AG for $15,000.

SP Group (Europe) AG purchased myfactor.io for EUR 220,000. Subsequent to the year ended May 31, 2018, the Company received incremental payments, spanning over the next 6 months, for the sale of the asset. (See Note 5)

Global Gaming Media Inc.

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

15. Income taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the years ended May 31, 2018 and 2017 as follows:

	For the year Ended
	May 31, 2018	May 31, 2017

Net loss for the period	$(1,415,897)	$(101,285)
Statutory and effective tax rate	21%	34%

Income tax expense (recovery) at the effective rate	$(297,338)	$(34,437)
Permanent differences	-	-
Tax losses carry forward deferred	297,338	34,437

Income tax recovery and income taxes recoverable	$-	$-

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-20

The Company has accumulated net operating losses totaling approximately $1,746,279 for income tax purposes which expire starting in 2032. The components of the net deferred tax asset at May 31, 2018 and the statutory tax rate, the effective tax rate and the amount of the valuation allowance are scheduled below:

	2018	2017

Tax loss carried forward	$1,746,279	$330,382
Statutory and effective tax rate	21%	34%

Deferred tax asset	$409,668	$112,330
Valuation allowance	(409,668)	(112,330)

Net deferred tax asset	$-	$-

The change in valuation allowance from 2017 to 2018 was $34,437 and from 2018 to 2019 was $297,338. The Company file income tax returns in the United States of America and in the State of Nevada. The Company maintains its office in the State of Florida and is subject to state tax returns as well. At May 31, 2018, the Company is current with all its filings.

The US Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced the US federal corporate tax rate to 21% effective January 1, 2018, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of May 31, 2018, we have not completed the accounting for the tax effects of enactment of the Tax Reform Act; however, we have made a reasonable estimate of the effects on existing deferred tax balances. These amounts are provisional and subject to change.

16. Subsequent events

Subsequent to May 31, 2018, the following events took place:

A.	The Company entered into an agreement to lease a vehicle and made an upfront payment of $22,757 which covers the lease payments for 2 years.

B.	The Company entered into an agreement to sub-lease office space in Naples, Florida effective July 1, 2018 to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75).

C.	The Company’s majority shareholder, Christopher Grunder of Workplan Holding Inc., sold an aggregate 4,148,868 restricted shares of the Company in three separate private transactions. As a result, there was a change in the voting shares of the Company. Stefan Muehlbauer, the CEO of the Company, now owns 13.1% of the issued and outstanding shares of Company; Paul Meier now owns 19.7% of the issued and outstanding shares of the Company; and Kurt Muehlbauer now owns 6.5% of the issued and outstanding shares of the Company. Christopher Grunder, sole shareholder of Workplan Holding Inc., now owns 1.1% of the issued and outstanding shares of the Company. Kurt Muehlbauer is the father of Stefan Muehlbauer, CEO and director of the Company.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-21

D.	On September 29, 2018, the Company entered into a joint venture agreement with Vitalizer Americas Inc. with its principal purpose to import, sale and distribute certain products offered by Vitalizer International AG of Switzerland. In April 2019, Vitalizer Americas Inc.’s name was changed to Hero Wellness Systems Inc. as it was no longer dealing with Vitalizer International AG. The Company has 55% interest, Christopher Grunder of Workplan Holding Inc. has 15% interest and Kurt Muehlbauer has 15% interest. Hero Wellness Systems is in the business of providing luxury massage therapy solutions.

E.	The Company disposed all its remaining shares of Falcon Projects AG for a total of $11,000 to Workplan Holding Inc.

F.	The Company disposed all its remaining shares of SP Group (Europe) AG for a total of $15,000 back to SP Group (Europe) AG.

G.	The Company sold and transferred all the mineral properties claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada to John Leliever in exchange for the return of 1,052,631 common shares of the Company for cancellation.

H.	The 400,000 restricted shares of common stock issued to Daniel Greising for the office lease deposit in Switzerland were returned back to treasury and subsequently cancelled at December 31, 2018. The Company no longer requires an office in Zurich and has terminated its arrangement for the office space.

I.	The Company settled debts of $8,001 with a shareholder of the Company by issuing 2,425 restricted shares of the Company at $3.30 per share. The Company settled debts with Workplan Holding Inc. of $25,000 by issuing 7,576 restricted shares of the Company at $3.30 per share.

J.	The Company issued 725 shares of the Company for subscription of $2.75 per share for the total amount of $1,993.75.

K.	On February 25, 2019 the Company entered into a joint venture shareholder’s agreement with a group of investors with its principal purpose to import, sale, distribute and license products offered by Cormo AG of Switzerland. The joint venture is owned by the Company with 35% interest, Cormo AG with 35% interest, Paul Meier with 2.5% interest, Stefan Muehlbauer of 2.5% interest, and other investors totaling an aggregate of 15% interest. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. As part of the joint venture agreement, the Company will provide business development, market research, sourcing, determination of market distribution and overall operations of the joint venture. Cormo AG will provide the exclusive unrestricted use of the patents and licenses in North America. The other group of investors will contribute an aggregate of CHF 400,000 to the joint venture.

L.	On March 1, 2019, the Company entered into a loan agreement with a shareholder of $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022.

M.	On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the Chief Executive Officer of $20,000. The loan bears an interest rate of 3.5% per annum and is due on or before July 12, 2022. The loan is convertible in whole or in part at $1.45 per share.

The Company evaluated all events and transactions that occurred after May 31, 2018 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page F-22

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on September 4, 2009, there were no disagreements with SPGX’s principal accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304 of Regulation S-K that occurred within SPGX’s two most recent fiscal years and the subsequent interim periods. SPGX’s Independent Registered Public Accounting Firm since May 4, 2018 has been Fruci & Associates, Certified Public Accountants of Spokane, Washington. From May 3, 2017 to May 4, 2018 SPGX’s Independent Registered Public Accounting Firm was MNP LLP of Toronto, Ontario, Canada.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by SPGX’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of SPGX’s annual or interim financial statements will not be prevented or detected on a timely basis.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 19

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on SPGX’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by SPGX’s Chief Financial Officer in connection with the audit of its financial statements as of May 31, 2018 and 2017 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of May 31, 2018, SPGX’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Controls

On May 2, 2018 Christian Winzenried resigned as Chief Executive Officer of SPGX, and Stefan Muehlbauer was appointed by the board of directors as the new Chief Executive Officer. Also, on July 31, 2018 Christian Winzenried resigned as Chief Financial Officer of SPGX, and Stefan Muehlbauer was appointed by the board of directors as the new Chief Financial Officer.

There have been no other changes in SPGX’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended May 31, 2018, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting.

Item 9B. Other Information

None

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 20

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a) Identify Directors and Executive Officers

Each director of SPGX holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

SPGX’s management team is listed below.

Officer’s Name	Sustainable Projects Group Inc.
Stefan Muehlbauer	Director and President, CEO, CFO, CCO, Treasurer, Corporate Secretary
Tiffany Muehlbauer	Chief Operating Officer
Dr. Philip Grothe	Director
Lilibeth Fani Grunder	Director

Stefan Muehlbauer ● Mr. Muehlbauer (40 years old) has been the Chief Executive Officer of SPGX since May 2018, the Chief Financial Officer of SPGX since July 2018, the Chief Communications Officer of SPGX and a director of SPGX since February 2017, and has been the Treasurer and Corporate Secretary of SPGX since January 2018, and was the Chief Financial Officer of SPGX from January to May 2018. During the past five years, Mr. Muehlbauer has served as CEO of Arma Communications Inc, a business development and marketing Agency in Naples, Florida since 2013. Previously, Mr. Muehlbauer held positions with several leading investment banks in Europe. Mr. Muehlbauer was the Chief Operating Officer at Silvia Quandt & Cie AG where he was responsible for building up the institution’s research and corporate finance activities. Mr. Muehlbauer received his degree in Finance from the University of Miami.

Tiffany Muehlbauer ● Mrs. Muehlbauer (39 years old) has been the Chief Operating Officer of SPGX since September 2018. During the past five years, Mrs. Muehlbauer has worked as Chief Operating Officer and Creative Director at Arma Communications Inc. Previously Mrs. Muehlbauer has worked as Head of Marketing and Equities Broker at Julius Baer Brokerage in Frankfurt Germany. Mrs. Muehlbauer holds a bachelors degree in Finance and Marketing from the University of Miami.

Dr. Philip Grothe ● Dr. Grothe (44 years old) has been a director of SPGX since July 2018 and was the President and Chief Executive Officer of SPGX from January 2017 to February 2017 and a director of SPGX from January 2017 to May 2018. During the past five years, Dr. Grothe has been the CEO of alimex Group since 2014. Prior to joining alimex he was partner and shareholder of Simon, Kucher & Partners, a top management consultancy focusing on strategy, marketing, pricing and sales. Dr. Grothe started his career at Deloitte Consulting where he worked as a manager and project leader in numerous marketing and sales projects. Dr. Grothe graduated in Economics and obtained his PhD in Strategic Management.

Lilibeth Fani Grunder ● Ms. Fani Grunder (37 years old) has been a director of SPGX since May 2018. During the past five years, Ms. Fani Grunder has been an account operations specialist with Nike in Switzerland and previous to that CEO of Timet in Zurich Switzerland.

(b) Identify Significant Employees

SPGX has two significant employees. SPGX relies upon the services and time of its key management. Stefan Muehlbauer, CEO and CFO, has devoted and will continue to devote approximately 40 hours per week or 100% of his working time to SPGX’s business. Tiffany Muehlbauer, COO, has devoted and will continue to devote approximately 40 hours per week or 100% of her working time to SPGX’s business. Dr. Philip Grothe, Director, has devoted and will continue to devote approximately one hour per week or 2% of his working time to SPGX’s business. Lilibeth Fani Grunder, Director, has devoted and will continue to devote approximately one hour per week or 2% of her working time to SPGX’s business.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 21

(c) Family Relationships

There is no family relationship among the directors or officers of SPGX, with the exception of Tiffany Muehlbauer, who is the spouse of Stefan Muehlbauer, and Lilibeth Fani Grunder, who is the sister of Christopher Grunder, who was a principal shareholder of SPGX as of May 31, 2018.

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no director, officer, or promoter of SPGX has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

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

■	any Federal or State securities or commodities law or regulation; or
■	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
■	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 22

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of SPGX to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to SPGX. Based solely on SPGX’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for fiscal 2018 were met, with the exception of the following: (1) Stefan Muehlbauer failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (2) Lilibeth Fani Grunder failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (3) Dr. Philip Grothe failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner, a Form 4 – Change of Beneficial Ownership of Securities in a timely manner, and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (4) Christian Winzenried failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (5) Suha Hächler failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; and (6) Christopher Grunder failed to file a Form 4 – Change of Beneficial Ownership of Securities in a timely manner, a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; and another Schedule 13D in a timely manner.

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

(h) Identification of Audit Committee

SPGX does not have a separately-designated standing audit committee. Rather, SPGX’s entire board of directors perform the required functions of an audit committee. Currently, each director is a member of SPGX’s audit committee, but only Dr. Philip Grothe and Ms. Lilibeth Fani Grunder meet SPGX’s independent requirements for an audit committee member. See “Item 13. (c) Director independence” below for more information on independence.

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

As of May 31, 2018, SPGX did not have a written audit committee charter or similar document.

(i) Code of Ethics

SPGX has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. SPGX undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact SPGX at 239-307-2925 to request a copy of SPGX’s financial code of ethics. Management believes SPGX’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management is currently updating is Code of Ethics, and will file an updated Code of Ethics when completed.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 23

Item 11. Executive Compensation.

SPGX has paid $88,040 in compensation to its named executive officers during its fiscal year ended May 31, 2018 as set out in the table below.

Summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Stefan Muehlbauer	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
CEO May 2018 - present	2017	3,625	nil	nil	nil	nil	nil	nil	3,625
CFO July 2018 - present	2018	20,040	nil	nil	nil	nil	nil	nil	20,040

Christian Winzenried	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
President and CEO	2017	nil	nil	nil	nil	nil	nil	nil	nil
Feb 2017 - May 2018	2018	nil	nil	nil	nil	nil	nil	7,000	7,000

Suha Hächler	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
CFO	2017	nil	nil	nil	nil	nil	nil	nil	nil
July 2016 - Jan 2018 President & CEO July 2016 - Jan 2017	2018	nil	nil	nil	nil	nil	nil	nil	nil

Dr. Philip Grothe	2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
President and CEO	2017	nil	nil	nil	nil	nil	nil	nil	nil
Jan 2017 - Feb 2017	2018	68,000	nil	nil	nil	nil	nil	nil	68,000

Law Yau Yau	2016	nil	nil	nil	nil	nil	nil	nil	nil
President, CEO	2017	nil	nil	nil	nil	nil	nil	nil	nil
and CFO Sep 2007–July 2016	2018	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

[1] For services provided as CCO, Mr. Muehlbauer is paid an hourly fee that is billed through a private company partly owned by Mr. Muehlbauer.

Since SPGX’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or re-priced.

Currently, SPGX does not have an employment agreement with any executive officers or directors, with the exception of the following:

$ On August 1, 2017, SPGX entered into a services agreement with Dr. Philip Grothe in which Dr. Grothe agreed to accept the appointment as a director and to provide director-related services to SPGX. As consideration for such services, SPGX agreed to annually pay Dr. Grothe 16,000 restricted common shares in the capital of SPGX. See Exhibit 10.7 - Services Agreement for more details.

$ On May 1, 2018, SPGX entered into an employment agreement with Stefan Muehlbauer in which Mr. Muehlbauer agreed to accept the appointment as Chief Executive Officer of SPGX and to provide CEO-related services to SPGX. As consideration for such services, SPGX agreed to pay Mr. Muehlbauer $7,500 monthly for a period of three years, and be renewed for successive one year terms until terminated. See Exhibit 10.22 - Employment Agreement for more details.

$ On May 1, 2018, SPGX entered into an employment agreement with Tiffany Muehlbauer in which Ms. Muehlbauer agreed to accept the appointment as Office Manager of SPGX and to provide management services to SPGX. As consideration for such services, SPGX agreed to pay Ms. Muehlbauer $42,000 annually for a period of three years, and be renewed for successive one year terms until terminated. See Exhibit 10.23 - Employment Agreement for more details.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 24

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

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Paul Meier Steinlerstrasse 18, Wangi, 9545 Switzerland	1,508,152	19.7%
common stock	Stefan Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	1,000,000	13.1%
common stock	Kurt Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	500,000	6.5%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2]	Based on 7,648,113 common shares issued and outstanding as of August 29, 2019.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Stefan Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	1,000,000	13.1%
common stock	Tiffany Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	nil	nil
common stock	Dr. Philip Grothe 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	16,000	0.20%
common stock	Lilibeth Fani Grunder 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	nil	nil
common stock	Directors and Executive Officers (as a group)	1,016,000	13.3%

[1] Based on 7,648,113 common shares issued and outstanding as of August 29, 2019.

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

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of SPGX.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 25

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

During SPGX’s fiscal year ended May 31, 2018, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which SPGX was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of SPGX’s total assets at year-end for the last three completed fiscal years, with the exception of the following:

(1) Christopher Grunder - Purchase and sale of mineral properties

Pursuant to the terms and conditions of a property purchase agreement dated March 13, 2017 between Sustainable Petroleum Group Inc, and Workplan Holding Inc. a company wholly-owned by Christopher Grunder and the principal shareholder of SPGX at the time, SPGX acquired 13 mineral claims in the Thunder Bay Mining Division Rickaby and Lapierre Townships. The parties agreed on a purchase price of CDN$5 million for the 13 mineral claims, which was paid in full by SPGX issuing and delivering to Workplan Holding Inc. 1,250,000 restricted shares in the common stock of the capital of SPGX. See Exhibit 10.2 - Property Purchase Agreement for more details.

(2) Dr. Philip Groethe - Loan to Alimex GmbH

On June 28, 2017, SPGX loaned Alimex GmbH $200,000 with a per annum interest rate of 3.5%. Alimex GmbH is a global producer of high-precision aluminium cast plates. Dr. Philip Groethe was the CEO of Alimex GmbH at the time the loan proceeds were advanced to Alimex GmbH. On May 2, 2018, SPGX terminated its business relationship with Alimex GmbH. As a result, Alimex GmbH assigned its interest in the loan from SPGX to a third party on the same repayment terms. SPGX has consented to the assignment of the loan to the third party.

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

On December 26, 2018, SPGX sold all its shares of SP Group (Europe) AG back to SP Group (Europe) AG for CHF 15,000.

(4) Christopher Grunder - Sale and purchase of myfactor.io AG

Pursuant to the terms and conditions of a share purchase agreement dated May 31, 2018 SP Group (Europe) AG, a company which Christopher Grunder is a controlling shareholder, and who was a principal shareholder of SPGX at that time, acquired all of the shares in myfactor.io AG from SPGX. As consideration for the sale of all of its interest in myfactor.io.AG, SPGX was to be paid Euro$220,000 as a purchase price. See Exhibit 10.21 - Share Purchase Agreement for more details.

(5) Other Receivables – Amixca AG

SPGX advanced a refundable $190,000 deposit to Amixca AG for due diligence. After such due diligence, SPGX decided not to proceed with the acquisition of Amixca AG. Amixca AG and Workplan Holdings AG have a common significant shareholder. On January 18, 2018, SPGX entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, SPGX is in receipt of repayment of $35,455.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 26

(6) SP Group (Europe) AG

SP Group (Europe) AG and SPGX share a common majority shareholder. SPGX entered into a three year consulting agreement with SP Group (Europe) AG whereby SPGX will provide advisory and consulting services commencing May 1, 2017. The agreement provides that SP Group (Europe) AG pays SPGX as follows:

a.	$5,000 per month for the first year;
b.	$10,000 per month for the second year; and
c.	$15,000 per month for the third year.

SPGX received a lump sum payment which has been allocated to deferred revenues. As of May 31, 2018, there was $25,000 remaining in deferred revenues (May 31, 2017 - $30,000). As of the May 31, 2018, SPGX booked $65,000 in consulting revenues from SP Group (Europe) AG (May 31, 2017 - $5,000). The agreement was mutually terminated when the lump sum payment was used up.

Subsequent to the year ended May 31, 2018, SPGX entered into another consultancy agreement with SP Group (Europe) AG whereby SP Group (Europe) agrees to pay a monthly consulting fee of $40,000 to SPGX for providing research, assessments and analysis of potential business feasibility reports. The services commence July 1, 2018 for a period of 24 months. Either party may terminate the agreement by providing two weeks’ written notice.

(7) Global Gaming Media Inc.

SPGX entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder (Christopher Grunder), and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc.

(b) Promoters and control persons

From inception of SPGX on September 4, 2009 to July 2016, Law Yau Yau was the only promoter of SPGX’s business, and from July 2016 to February 2017 Suha Hächler was the only promoter of SPGX’s business. From February 2017 to May 2018 Mr. Hächler and Christian Winzenried were the only promoters of SPGX’s business. Since May 2018 Stefan Muehlbauer has been the only promoter of SPGX’s business. No promoter of SPGX has received anything of value from SPGX nor is any person entitled to receive anything of value from SPGX for services provided as a promoter of the business of SPGX.

(c) Director independence

SPGX’s board of directors currently consists of Stefan Muehlbauer, Dr. Philip Grothe, and Lilibeth Fani Grunder. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, SPGX’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of SPGX or any other individual having a relationship which, in the opinion of SPGX’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from SPGX in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of SPGX’s stock will not preclude a director from being independent.

In applying this definition, SPGX’s board of directors has determined that Dr. Grothe and Ms. Fani Grunder each qualify as an “independent director” pursuant to the same rule.

As of the date of the report, SPGX did not maintain a separately designated compensation or nominating committee.

SPGX has also adopted this definition for the independence of the members of its audit committee. Each of the directors is a member of SPGX’s audit committee. SPGX’s board of directors has determined that only Dr. Grothe and Ms. Fani Grunder are “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and are “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 27

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

2018 - $36,780 - Fruci & Associates – Certified Public Accountants

2017 - $19,836 – MNP LLP – Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of SPGX’s financial statements and are not reported in the preceding paragraph:

2018 - $0 - Fruci & Associates – Certified Public Accountants

2017 - $9,156 – MNP LLP – Chartered Accountants

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018 - $nil – Fruci & Associates – Certified Public Accountants

2017 - $nil – MNP LLP – Chartered Accountants

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2018 - $nil – Fruci & Associates – Certified Public Accountants

2017 - $nil – MNP LLP – Chartered Accountants

(6) The percentage of hours expended on the principal accountant’s engagement to audit SPGX’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements

Financial statements of Sustainable Projects Group Inc. have been included in Item 8 above.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 28

Exhibit	Description	Status
3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to SPGX’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to SPGX’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed
3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed
3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed
10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed
10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed
10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed
10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed
10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed
10.6	Consulting Agreement dated April 24, 2017 filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017, and incorporated herein by reference.	Filed
10.7	Services Agreement dated August 1, 2017 filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017, and incorporated herein by reference.	Filed
10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed
10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed
10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed
10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed
10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed
10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed
10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed
10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 29

Exhibit	Description	Status
10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed
10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed
10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed
10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed
10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed
10.21	Share Purchase Agreement dated May 31, 2018 between Sustainable Projects Group Inc. and SP Group (Europe) AG.	Included
10.22	Employment Agreement dated May 1, 2018 between Sustainable Projects Group Inc. and Stefan Muehlbauer.	Included
10.23	Employment Agreement dated May 1, 2018 between Sustainable Projects Group Inc. and Tiffany Muehlbauer.	Included
14	Code of Ethics, filed as an exhibit to SPGX’s 2010 registration statement on Form S-1 filed on September 13, 2009, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
101 *	Financial statements from the annual report on Form 10-K of Sustainable Projects Group Inc. for the fiscal year ended May 31, 2018, formatted in XBRL: (i) the Audited Balance Sheets, (ii) the Audited Statements of Operations and Comprehensive Loss; (iii) the Audited Statements of Stockholders’ Equity, and (iv) the Audited Statements of Cash Flows.

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

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 30

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable projects Group Inc.

By:	/s/ Stefan Muehlbauer
Name:	Stefan Muehlbauer
Title:	Director, President & CEO
Dated:	August 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Sustainable Projects Group Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Stefan Muehlbauer

President, Chief Executive Officer,

Principal Executive Officer

Chief Financial Officer,

Principal Financial Officer,

Principal Accounting Officer,

Treasurer, Corporate Secretary, and

Chief Communications Officer

Member of the Board of Directors

August 29, 2019
Stefan Muehlbauer

/s/ Lilibeth Fani Grunder	Member of the Board of Directors	August 29, 2019
lilibeth Fani Grunder

Sustainable Projects Group Inc.	Form 10-K – 2018	Page 31