Form 10-Q
period 2018-08-31
Sustainable Projects Group Inc.
filed 2019-09-13
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended August 31, 2018___

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from _______________________ to __________________________

Commission file number 000-54875________________

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

Sustainable Petroleum Group Inc., 2316 Pine Ridge Road, Suite 383, Naples Florida, 34109

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 12, 2019
common stock - $0.0001 par value	7,648,113

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 1

part I – financial information

Item 1. Financial Statements.

sustainable Projects group inc.

For the three Months Ended August 31, 2018

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-1

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED INTERIM BALANCE SHEETS

(Unaudited)

	August 31, 2018	May 31, 2018
As at	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$144,468	$1,419
Other receivables – related party - Note 4	212,371	447,400
Interest receivables – Note 4	8,270	6,463
Investments – Note 5	26,750	26,750
Prepaid expenses and deposits – Note 6	632,355	611,250
	1,024,214	1,093,232
Long Term Assets:
Note Receivable – Note 4	200,000	200,000

ROU Asset – lease – Note 7	20,357	-
Office Equipment – Note 7	11,626	-
Leasehold improvements – Note 7	6,687	2,041
Mineral properties – Note 8	3,473,682	3,473,682
Intangible assets – Note 9	411,000	400,000

TOTAL ASSETS	$5,147,566	$5,169,005

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities – Note 10	$69,394	$68,949
Amount due to directors – Note 12	9,766	12,911
Amount due to shareholders – Note 12	9,833	9,833
Deferred revenue – Note 12	20,000	25,000

TOTAL CURRENT LIABILITIES	108,993	116,693

Commitments and Contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Common Stock – Note 11
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 9,090,018 (May 31, 2018 – 9,090,018)	909	909
Additional Paid in Capital	6,797,682	6,797,682
Accumulated Deficit	(1,760,018)	(1,746,279)
TOTAL STOCKHOLDERS’ EQUITY	5,038,573	5,052,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,147,566	$5,169,005

See accompanying notes to the condensed unaudited interim financial statements

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three
	Months ended	Months ended
	August 31, 2018	August 31, 2017
		(Restated)
Revenues
Revenues	$105,000	$15,000

Operating Expenses
Administrative and other operating expenses	8,881	6,109
Advertising and Promotions	1,000	2,018
Amortization	1,569	583
Consulting fees	10,500	10,500
Foreign Exchange loss (gain)	(11,971)	-
Management fees	22,340	65,518
Professional fees	9,500	17,900
Rent	750	1,000
Salaries and Wages	53,865	-
Travel	21,745	-
Amortized Right of Use Asset	2,367	-
Loss on debt extinguishment	-	76,334
Loss on acquisition of deposit	-	779,278
	120,546	959,240

Operating loss	(15,546)	(944,240)
Other interest income	1,807	1,227
Interest expense	-	(2,727)

Operating loss before income taxes	(13,739)	(945,740)
Income Taxes	-	-

Net loss and comprehensive loss	$(13,739)	$(945,740)
Loss per share of common stock
-Basic and diluted	$(0.002)	$(0.109)

Weighted average no. of shares of common stock
-Basic and diluted	9,090,018	8,666,142

See accompanying notes to the condensed unaudited interim financial statements

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended August 31, 2018 and August 31, 2017

(Unaudited)

	Common	par value at $0.0001	Additional Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, May 31, 2018	9,090,018	$909	$6,797,682	$-	$(1,746,279)	$5,052,312

Net loss and comprehensive loss	-	-	-	-	(13,739)	(13,739)
Balance, August 31, 2018	9,090,018	$909	$6,797,682	$-	$(1,760,018)	$5,038,573

	Common	par value at $0.0001	Additional Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,312
Shares issued at $3.50 per share for lease deposit	400,000	40	1,399,960	-	-	1,400,000
Shares issued at $3.50 per share for investment	6,000	1	20,999	-	-	21,000
Shares issued at $3.50 per share	31,128	3	108,945	(59,598)	-	49,350
Shares issued at $3.50 per share for services	10,000	1	34,999	-	-	35,000
Shares issued at $3.50 per share	78,671	8	275,340	-	-	275,348
Shares issued at $3.00 per share for debts	101,778	10	381,658	-	-	381,668
Shares issued at $3.50 per share for services	16,000	2	55,998	-	-	56,000
Subscriptions received at $3.50 per share	-	-	-	107,131	-	107,131
Net loss and comprehensive loss	-	-	-	-	(945,740)	(945,740)
Balance, August 31, 2017 (Restated)	8,906,909	$891	$6,084,069	$107,131	$(1,276,122)	$4,915,969

See accompanying notes to the condensed unaudited interim financial statements

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	Months ended	Months ended
	August 31, 2018	August 31, 2017
		(Restated)
Cash Flows from operating activities:
Net loss and comprehensive loss	$(13,739)	$(945,740)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Loss on acquisition of deposit	-	779,278
Loss on debt extinguishment	-	76,334
Interest receivables	(1,807)	(1,227)
Amortization	1,568	583
Amortization ROU asset	2,367	-
Shares for debt	-	2,730
Shares for services	-	56,000
Changes in current assets and liabilities:
Prepaid expenses	(21,105)	(269,620)
Other receivables	235,029	-
Right of Use Asset	(20,724)	-
Accounts payable and accrued expenses	445	(8,812)
Amount due to directors	(3,145)	708
Deferred revenue	(5,000)	(15,000)
Net cash provided by (used in) operating activities	171,889	(324,766)

Cash Flows from investing activities:
Note receivables	-	(200,000)
Acquisition of assets	(28,840)	-
Net Cash used in investing activities	(28,840)	(200,000)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	324,698
Shares to be issued	-	107,131
Net Cash generated from financing activities	-	431,829

Net (decrease) increase in cash and cash equivalents	143,049	(92,937)
Cash and cash equivalents at beginning of period	1,419	161,096
Cash and cash equivalents at end of period	$144,468	$68,159

Supplement Disclosures
Cash paid for:
Interest	$-	$14,478
Taxes	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for deposit on lease	$-	$1,400,000
Common stock issued for leasehold improvements	-	35,000
Common stock issued for investments	-	21,000
Common stock issued for debts	-	305,334
Common stock issued for services	-	56,000

See accompanying notes to the condensed unaudited interim financial statements

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS

August 31, 2018

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

The Company has accumulated a deficit of $1,760,018 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $144,468 cash on hand as at August 31, 2018. Cash provided by (used in) operations was $171,889 for the three-month period ended August 31, 2018. The Company will need to raise additional cash to fund ongoing operations and to develop its business over the next 12-month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of principal accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These interim financial statements should be read in conjunction with the Company’s May 31, 2018 annual financial statements. Operating results for the three months period ended August 31, 2018 are not necessarily indicative of the results that can be expected for the period ended December 31, 2018. The Company has changed its year end from May 31 to December 31.

Restatement

The Company has restated its previously reported financial statements at August 31, 2017 to record a debt extinguishment of $76,334. The restated period ending August 31, 2017 were reflected in the Company’s May 31, 2018 audited year end financial statements and the accompanying notes to the financial statements therein.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-6

Revenue Recognition

In May 2014, the FASB issued guidance on the recognition of Revenue from Contracts with Customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended May 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. Revenue is from only one contract with one customer. There is a time period required for notice of termination. Termination penalties are non-substantive and can be performed by either party.

Operating Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the new standard June 01, 2018. The Company will also elect to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less.

Current Expected Credit Loss

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above do not expect to have a material effect on the accompanying financial statements.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-7

4. Note receivable

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022. As of the date of this report, the total principal and accrued interest was paid in full. (see Note 12, Note 13)

As of August 31, 2018, the balance and interest owing was $208,270.

Principal	Interest	Total
$200,000	$8,270	$208,270

Other receivables – related party

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, there was approximately $44,775 remaining to be paid on the repayment. (See Note 12, Note 13)

The Company entered into a Share Purchase Agreement dated July 25, 2017 with Flin Ventures AG to purchase all the shares of myfactor.io AG for $175,500 (EUR 150,000) subject to due diligence, buy back of an outstanding bond issued by myfactor.io AG for $83,496 (EUR 70,000) and other conditions. Effective December 4, 2017, myfactor.io AG was purchased and the acquisition was classified as a held for sale asset and was recorded at fair market value. Due diligence costs with respect to this Share Purchase Agreement were included in investments. Each company was managed and financed autonomously. The Company held the asset and subsequently sold this asset in its present condition as at May 31, 2018 for $257,400 (EUR 220,000). Subsequent to August 31, 2018, the Company received incremental payments, spanning over the next 6 months, for the sale of the asset. (See Note 12, Note 13).

5. Investments

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

On January 18, 2018, the Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SP Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company. Subsequent to August 31, 2018, the Company sold all their remaining shares of SP Group (Europe) on December 26, 2018 back to SP Group (Europe) AG for $15,000. (See Note 13).

On January 30, 2018, the Company acquired 10% ownership of Falcon Projects AG by purchasing 10 shares of Falcon Projects by issuing 10,000 shares of the Company valued at $4.20 per share. On December 26, 2018, the Company sold all of its shares of Falcon Projects AG for $11,000. (See Note 13).

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-8

6. Prepaid expenses and deposits

	August 31, 2018	May 31, 2018

Prepaid expenses	$2,401	$5,250
Deposit on lease	11,954	-
Deposit on lease (CHF)	600,000	600,000
Foreign exchange on lease deposit	18,000	6,000

Total	$632,355	$611,250

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

7. Assets

Right of Use Asset – Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments and therefore, no interest rate was used or calculated. The Company intends to return the vehicle at the end of the lease period. At August 31, 2018, the remaining right of use asset was $20,357

Right of Use Asset	$22,724
Accum Amortization	$(2,367)
$20,357

Right of Use Asset – Office Lease

On June 18, 2018, the Company entered into a sublease agreement to rent office space in Naples, Florida. The office lease commences September 01, 2018 through to March 31, 2021. The Company has obligations under an operating lease for its corporate office facility. The annual minimum lease commitments under the lease are as follows:

2018	$18,210
2019	$55,818
2020	$57,402
2021	$14,449
$145,879

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

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-9

The leasehold improvements for the Florida office will be depreciated straight-line over the term of the office lease commencing September 1, 2018.

		Accumulated
	Cost	Depreciation	Net

Leasehold Improvements	$35,000
Write down of assets	$(29,750)

	$5,250	$4,083	$1,167
Leasehold Improvements (Florida)	$5,520	-	$5,520

	$10,770	$4,083	$6,687

Office Furniture and Equipment

The office furniture and equipment is amortized straight-line for a period of 3 years.

Cost	Accumulated Amortization	Net
$12,320	$694	$11,626

8. Mineral Properties

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

Subsequent to August 31, 2018, the Company returned the interest of the mineral properties back to its original owner and negotiated the return of 1,052,631 of the restricted shares back to treasury and cancelled. The Company calculated the re-acquisition of the 1,052,631 restricted shares and determined that an impairment of $276,318 was required.

9. Intangible Assets

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. During the period ended August 31, 2018, the Company spent an additional $11,000 toward development costs. The Company will amortize the intangible asset once it completes further development on its App. The latest version of the Lotto App was launched February 2019.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-10

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of August 31, 2018 are summarized as follows:

	August 31, 2018	May 31, 2018

Accrued audit fees	$23,500	$23,500
Accrued accounting fees	26,500	20,500
Accrued legal fees	-	10,814
Accrued office expenses	19,394	14,135

Total	$69,394	$68,949

11. Common stock

Share issuances during the year ended May 31, 2018:

a)	Issued 400,000 restricted shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a total value of $1,400,000. The Company recorded a $779,278 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, which was determined based on previous issuances in the current fiscal year.

c)	Sold 31,128 shares of common stock for cash at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock for cash at $3.50 per share.

f)	Issued 101,778 shares of common stock at $3.00 per share for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest. At the time, the Company’s stock price was at $3.75 per share. The Company recorded a debt extinguishment loss of $76,334.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

h)	Sold 40,609 shares of common stock for cash at $3.50 per share.

i)	Sold 1,000 shares of common stock for cash at $3.50 per share.

j)	Sold 5,000 shares of common stock for cash at $4.00 per share.

k)	Issued 10,000 shares of common stock at $4.20 per share for the purchase of 10% holdings of Falcon Projects AG.

l)	The Company settled a debt with Workplan Holding AG of CHF 100,000 by providing 25,000 restricted shares valued at $4.00 per share.

m)	Sold 1,500 shares of common stock for cash at $4.00 per share.

n)	Issued 100,000 shares of common stock at $4.00 per share for the acquisition of Gator Lotto.

At August 31, 2018, the Company had 9,090,018 common shares outstanding (May 31, 2018 – 9,090,018 shares).

There were no warrants or stock options outstanding as of August 31, 2018 and August 31, 2017.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-11

12. Related party transactions

During the period ended August 31, 2018, the Company incurred management fees from two directors totalling an aggregate of $22,340 (2017 – $65,518). As at August 31, 2018, $Nil (May 31, 2018 - $2,000) was owing to directors for management fees and $9,766 for expenses paid on behalf of the Company; and $9,833 (May 31, 2018 - $9,833) was owing to three shareholders for expenses paid on behalf of the Company.

During the period ended August 31, 2018, the Company paid $750 (2017 - $1,000) to a company with a director in common for rent for its office in Naples, Florida; and $11,000 for further development of its intangible asset.

Transactions with a Majority Shareholder

Workplan Holdings Inc.

During the year ended May 31, 2017, Workplan Holdings Inc., a company controlled by a sole shareholder, purchased 4,000,000 restricted common shares from the former sole officer and director of the Company.

The Company entered into a property purchase agreement with Workplan Holdings Inc. and issued 1,250,000 restricted common stocks at $3.00 per share and acquired two mineral properties. (see Note 8)

The shareholder paid expenses on behalf of the Company in the amount of $500. As at May 31, 2018, this amount was owing.

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

Amixca AG

The Company advanced a refundable $190,000 deposit to Amixca AG for due diligence. After such due diligence, the Company decided not to proceed with the acquisition of Amixca AG. Amixca AG and Workplan Holdings AG have a common significant shareholder. On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, there was approximately $44,775 remaining to be paid on the repayment. (see Note 4, Note 13)

Alimex GmbH

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due June 28, 2022. As of May 31, 2018, the principal and interest owing was $208,270. On May 2, 2018, Alimex Gmbh assigned its interest in the note receivable from the Company to Workplan Holding on the same repayment terms. As of the date of this report, the note receivable and accrued interest totalling $215,228 was paid in full (see Note 4, Note 13)

SP Group (Europe) AG

SP Group (Europe) AG and the Company share a common majority shareholder. The Company entered into a 3 year consulting agreement with SP Group (Europe) AG whereby the Company will provide advisory and consulting services commencing May 1, 2017. This consulting agreement was terminated in August 2018. A new consulting agreement was entered on June 27, 2018 for a two year period commencing July 1, 2018 and ending June 30, 2020 in which SP Group (Europe) AG agrees to pay the Company $40,000 per month for financial research, due diligence services, and presentation materials for developmental prospects.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-12

As of August 31, 2018, there was $20,000 remaining in deferred revenues (May 31, 2018 - $25,000). As of the August 31, 2018, the Company booked $105,000 in consulting revenues from SP Group (Europe) AG (May 31, 2018 - $65,000).

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

13. Subsequent events

Subsequent to August 31, 2018, the following events took place:

A.	The Company entered into an agreement to sub-lease office space in Naples, Florida effective September 1, 2018 to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75).

B.	The Company’s majority shareholder, Christopher Grunder of Workplan Holding Inc., sold an aggregate 4,148,868 restricted shares of the Company in three separate private transactions. As a result, there was a change in the voting shares of the Company. Stefan Muehlbauer, the CEO of the Company, now owns 13.1% of the issued and outstanding shares of Company; Paul Meier now owns 19.7% of the issued and outstanding shares of the Company; and Kurt Muehlbauer now owns 6.5% of the issued and outstanding shares of the Company. Christopher Grunder, sole shareholder of Workplan Holding Inc., now owns 1.1% of the issued and outstanding shares of the Company. Kurt Muehlbauer is the father of Stefan Muehlbauer, CEO and director of the Company.

C.	On September 29, 2018, the Company entered into a joint venture agreement with Vitalizer Americas Inc. with its principal purpose to import, sale and distribute certain products offered by Vitalizer International AG of Switzerland. In April 2019, Vitalizer Americas Inc.’s name was changed to Hero Wellness Systems Inc. as it was no longer dealing with Vitalizer International AG. The Company has 55% interest, Christopher Grunder of Workplan Holding Inc. has 15% interest and Kurt Muehlbauer has 15% interest. Hero Wellness Systems is in the business of providing luxury massage therapy solutions.

D.	The Company disposed all its remaining shares of Falcon Projects AG for a total of $11,000 to Workplan Holding Inc.

E.	The Company disposed all its remaining shares of SP Group (Europe) AG for a total of $15,000 back to SP Group (Europe) AG.

F.	The Company sold and transferred all the mineral properties claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada to John Leliever in exchange for the return of 1,052,631 common shares of the Company for cancellation.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page F-13

G.	The 400,000 restricted shares of common stock issued to Daniel Greising for the office lease deposit in Switzerland were returned back to treasury and subsequently cancelled at December 31, 2018. The Company no longer requires an office in Zurich and has terminated its arrangement for the office space.

H.	The Company settled debts of $8,001 with a shareholder of the Company by issuing 2,425 restricted shares of the Company at $3.30 per share. The Company settled debts with Workplan Holding Inc. of $25,000 by issuing 7,576 restricted shares of the Company at $3.30 per share.

I.	The Company issued 725 shares of the Company for subscription of $2.75 per share for the total amount of $1,993.75.

J.	On February 25, 2019 the Company entered into a joint venture shareholder’s agreement with a group of investors with its principal purpose to import, sale, distribute and license products offered by Cormo AG of Switzerland. The joint venture is owned by the Company with 35% interest, Cormo AG with 35% interest, Paul Meier with 2.5% interest, Stefan Muehlbauer of 2.5% interest, and other investors totaling an aggregate of 15% interest. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. As part of the joint venture agreement, the Company will provide business development, market research, sourcing, determination of market distribution and overall operations of the joint venture. Cormo AG will provide the exclusive unrestricted use of the patents and licenses in North America. The other group of investors will contribute an aggregate of CHF 400,000 to the joint venture.

K.	On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022.

L.	On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the Chief Executive Officer of $20,000. The loan bears an interest rate of 3.5% per annum and is due on or before July 12, 2022. The loan is convertible in whole or in part at $1.45 per share.

M.	On August 7, 2019, the Company entered into an assignment of receivables with a shareholder whereby the Company assigned $471,759 of receivables and accrued interest in return for a cash payment of $450,000, payable in three separate transactions by September 15, 2019. As of the date of this report, the Company is in receipt of $325,000. The cash payment will be applied towards the Alimex Gmbh loan and accrued interest thereof, the Amixca AG deposit, and other receivables.

The Company evaluated all events and transactions that occurred after August 31, 2018 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of SPGX’s financial condition, changes in financial condition and results of operations for the three months ended August 31, 2018 should be read in conjunction with SPGX’s unaudited interim financial statements and related notes for the three months ended August 31, 2018.

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

Plan of Operation

SPGX’s plan of operation for the next 12 months is to continue to evaluate and acquire assets and partnerships for holding or business development activities, and to collaborate, develop and create new assets with a continued focus on sustainability. SPGX is currently evaluating other projects to find attractive partnerships to expand SPGX’s business development activities. Other projects of interest that management is currently researching are in the field of sustainability. Currently, SPGX is engaged in the following projects:

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

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 3

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

During the quarter ended August 31, 2018, SPGX was involved with the following business ventures, but subsequently has terminated those business ventures or SPGX’s involvement in such venture:

Consulting Services - Amixa AG

Amixa AG - Effective January 18, 2018 SPGX engaged Amixca AG, a private Swiss corporation, for a period of 36 months commencing February 1, 2018 to January 31, 2021. Amixca AG was to provide business development services to SPGX on projects currently under development and on projects to be rolled out in the next three years. The consulting arrangement was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule that spans over a year. Payments of $15,455 are due on the first of every month until the full $190,000 has been repaid. An initial payment of $20,000 was received on July 16, 2019 and a second payment of $15,455 was received on August 1, 2019. As of the date of this report, there is approximately $44,775 remaining to be paid.

Thunder Bay Mineral Claims

Thunder Bay Claims - SPGX had planned to complete two 2,000 meter diamond drill programs on the Thunder Bay Claims by the end of 2018 at an estimated cost of $1.2 million. The two programs would have required approximately 80 days to complete. One drill program would have been conducted on the Foisey claims of the Thunder Bay Claims to test the north branching arm of a gold-bearing breccia system. The second drill program would have been conducted on gold-mineralized zones on the Thunder Bay claims, which have been identified from previous and historic work. Subsequent to August 31, 2018, SPGX decided to dispose the investment of the Thunder Bay Claims to focus more on other projects in the field of sustainability. The mineral properties claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada were returned back to its original owner, John Leliever, with the negotiated return of 1,052,631 common shares of SPGX for cancellation on December 31, 2018.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 4

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $5,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $60,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $16,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of SPGX’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As at August 31, 2018, SPGX had cash of $144,468 and total liabilities of $108,993. Accordingly, SPGX will require additional financing in the amount of $40,525 in order to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

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

Liquidity and Capital Resources

Three Month Period Ended August 31, 2018

At August 31, 2018, SPGX had a cash balance of $144,468 and a working capital of $915,221, compared to a cash balance of $1,419 and a working capital of $976,539 for the fiscal period ended May 31, 2018.

The notes to SPGX’s financial statements as of August 31, 2018, disclose its uncertain ability to continue as a going concern. SPGX has accumulated a deficit of $1,760,018 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SPGX has $144,468 cash on hand as at August 31, 2018. Cash used in operations was $171,889 for the three-month period ended August 31, 2018. Therefore, SPGX will need to raise additional cash in order to fund ongoing operations over the next 12-month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities. Net cash flows from operating activities during the three month period ended August 31, 2018 was a net cash provided by operations of $171,889, which was primarily due to receivables of $235,029 from the sale of assets, increase in interest receivables of $1,807, increase in prepaid expenses of $21,105 ; compared to a net cash used in operations of $324,766 for the same time period for the prior fiscal period, which was primarily due to a net loss of $945,740 and non-cash items consisting of a loss on acquisition of deposit of $779,278, loss of debt extinguishment of $76,334, amortization of $583, shares for debt and shares for services of $2,730 and $56,000, respectively, changes in current assets and liabilities consisting of an increase in prepaid expenses of $269,620, a decrease in accounts payable and accrued expenses of $8,812, increase in amount due to director of $708, and a decrease in deferred revenue of $15,000.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 5

Net Cash Flows From Investing Activities. SPGX’s net cash flow used in investing activities during the three month period ended August 31, 2018 was $28,840, which was primarily due to funds of $11,000 for further development of the Gator Lotto app, $12,320 for office equipment and $5,520 used for leasehold improvements, compared to $200,000 for the same time period for the prior fiscal period, which was primarily due to an advance of a note receivable.

Net Cash Flows From Financing Activities. SPGX’s net cash flow from financing activities during the three month period ended August 31, 2018 was $nil, compared to $431,829 for the same time period for the prior fiscal period.

Results of Operations – Three months ended August 31, 2018 and August 31, 2017

	For the Three Months Ended August 31 2018 $	For the Three Months Ended August 31 2017 (Restated) $

Revenue	105,000	15,000

Operating expenses
Administrative and other operating expenses	8,881	6,109
Advertising and Promotions	1,000	2,018
Amortization	1,569	583
Consulting fees	10,500	10,500
Foreign Exchange loss (gain)	(11,791)	-
Management fees	22,340	65,518
Professional fees	9,500	17,900
Rent	750	1,000
Salaries and Wages	53,865	-
Travel	21,745	-
Amortized Right of Use Asset	2,367	-
Loss on debt extinguishment	-	76,334
Loss on acquisition of deposit	-	779,278

	120,546	959,240

Operating loss	(15,546)	(944,240)
	-
Other interest income	1,807	1,227
Interest expense	-	(2,727)

Net loss and comprehensive loss	(13,739)	(945,740)

Three Month Period Ended August 31, 2018

Net Loss. During the three month period ended August 31, 2018, SPGX had a net loss of $13,379 or $(0.002) per share. The loss consisted of general administrative and other operating expenses, management fees, salaries and wages, and professional fees, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $945,740, which was primarily due to a loss on acquisition of the lease deposit, payoff of debts, administrative and other operating expenses, management fees, and professional fees.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 6

Revenue. During the three month period ended August 31, 2018, SPGX had revenues of $105,000. The increase in revenue was primarily due to changes to a consulting agreement as compared to the same time period for the prior fiscal period, when SPGX had revenues of $15,000. SPGX’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. SPGX’s operating expenses during the three month period ended August 31, 2018 were $120,546, which consisted $22,340 in management fees, $53,865 in salaries and wages, $21,745 in travel expenses, $10,500 in consulting fees, $9,500 in professional fees and the balance in operating and general administrative expenses as compared to the same time period for the prior fiscal period, which SPGX’s operating expenses were $959,240, which were primarily due to $779,278 in a loss on acquisition of the lease deposit, $65,518 in management fees, $76,334 in a loss on debt acquisition, $18,627 in administrative and other operating expenses, and $17,900 in professional fees.

Going Concern

SPGX has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming SPGX will continue as a going concern. SPGX has accumulated a deficit of $1,760,018 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. SPGX has $144,468 cash on hand as at August 31, 2018. Cash used in operations was $171,889 for the three-month period ended August 31, 2018. Therefore, SPGX will need to raise additional cash in order to fund ongoing operations over the next 12-month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

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

Contingencies and Commitments

SPGX had no contingencies or long-term commitments at August 31, 2018.

However, SPGX entered into an agreement to sub-lease office space in Naples, Florida effective September 1, 2018 to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75).

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 7

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

Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the interim condensed financial statements be read in conjunction with SPGX’s May 31, 2018 annual financial statements. Operating results for the three-month period ended August 31, 2018, are not necessarily indicative of the results that can be expected for the year ended December 31, 2018. There have been no changes in the accounting policies from those disclosed in the notes to the audited financial statements for the year ended May 31, 2018.

Revenue Recognition

In May 2014, the FASB issued guidance on the recognition of Revenue from Contracts with Customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfil contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfil a contract.

SPGX adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended May 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to SPGX’s financial statements. SPGX recognizes revenue when SPGX transfers promised services to the customer. SPGX has one main revenue source which is providing consulting services. Accordingly, SPGX recognizes revenue from consulting services when SPGX’s performance obligation is complete. Even though SPGX entered into contract with the customer, the contract could be terminated at any time with notice. SPGX may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues.

Operating Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. SPGX adopted the new standard June 01, 2018. SPGX will also elect to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 8

Current Expected Credit Loss

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires SPGX to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. SPGX is currently assessing the impact of the adoption of this ASU on its financial statements.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of August 31, 2018.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, SPGX failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended August 31, 2018. As a result, SPGX’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Subsequently, management has adopted policy to utilize external service providers to review and provide comment on disclosure reports and statements. As a result of the implementation of this policy, management believes that SPGX’s disclosure controls and procedures will now be effective.

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 9

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in SPGX’s internal controls over financial reporting during the quarter ended August 31, 2018, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of SPGX’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect SPGX’s internal control over financial reporting.

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

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 10

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to SPGX’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875.

Exhibit	Description	Status

3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 11

Exhibit	Description	Status

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended August 31, 2018, formatted in XBRL: (i) the Condensed Unaudited Interim Balance Sheets, (ii) the Condensed Unaudited Interim Statements of Operations; (iii) the Condensed Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Unaudited Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q1	Sustainable Projects Group Inc.	Page 12

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable Projects Group Inc.

Dated: September 12, 2019	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)