Form 10-Q
period 2018-11-30
Sustainable Projects Group Inc.
filed 2019-10-18
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	November 30, 2018

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from __________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Banyan Boulevard, Suite 220, Naples, Florida	34102
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 15, 2019
common stock - $0.0001 par value	7,648,113

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 1

part I – financial information

Item 1. Financial Statements.

sustainable Projects group inc.

For the SIX Months Ended NOVEMBER 30, 2018

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	November,	May 31,
	2018	2018
As at	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$86,900	$1,419
Other receivables – related party - Note 4	328,526	447,400
Interest receivables – Note 4	10,077	6,463
Investments – Note 5	26,750	26,750
Prepaid expenses and deposits – Note 6	633,424	611,250
	1,085,677	1,093,282
Long Term Assets:
Note Receivable – Note 4	200,000	200,000

ROU Asset – lease – Note 7	143,256	-
Office Equipment – Note 7	11,940	-
Leasehold improvements – Note 7	5,776	2,041
Mineral properties – Note 8	3,473,682	3,473,682
Intangible assets – Note 9	943,000	400,000

TOTAL ASSETS	$5,863,331	$5,169,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 10	$79,279	$68,949
Amount due to directors – Note 13	-	12,911
Amount due to shareholders – Note 13	41,833	9,833
Lease liability – Note 7	52,074	-
Deferred revenue – Note 13	-	25,000
TOTAL CURRENT LIABILITIES	173,186	116,693

NON-CURRENT LIABILITIES
Obligations under operating lease – Note 7	74,662	-
TOTAL NON- CURRENT LIABILITIES	$74,662	-

TOTAL LIABILITIES	$247,848	$116,693

Commitments and Contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Common Stock – Note 11
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 9,090,018 (May 31, 2018 – 9,090,018)	909	909
Additional Paid in Capital	6,797,682	6,797,682
Accumulated Deficit	(2,010,478)	(1,746,279)
Non-controlling interest - Note 12	827,370	-
TOTAL STOCKHOLDERS’ EQUITY	5,615,483	5,052,312

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,863,331	$5,169,005

See accompanying notes to the condensed consolidated unaudited interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017 (Restated)
Revenues
Revenues	$133,500	$15,000	$238,500	$30,000

Operating Expenses
Administrative and other operating expenses	47,053	6,178	55,934	12,287
Advertising and Promotions	4,740	1,248	5,740	3,266
Amortization	2,526	875	4,095	1,458
Consulting fees	35,500	10,500	46,000	21,000
Foreign Exchange loss(gain)	18,386	8,722	6,415	8,722
Management fees	22,500	3,582	44,840	69,100
Professional fees	36,075	58,614	45,575	76,514
Rent	8,647	750	9,397	1,750
Salaries and Wages	77,737	-	131,602	-
Travel	4,413	-	26,158	-
Amortized Right of Use Asset	16,313	-	18,680	-
Loss on debt extinguishment	-	-	-	76,334
Loss on acquisition of deposit	-	-	-	779,278
	273,890	90,469	394,436	1,049,709

Operating loss	(140,390)	(75,469)	(155,936)	(1,019,709)
Other interest income	1,807	1,746	3,614	2,973
Lease interest expense	(1,182)	-	(1,182)	-
Impairment	(168,000)	-	(168,000)	-
Interest expense	-	-	-	(2,727)

Operating loss before income taxes	(307,765)	(73,723)	(321,504)	(1,019,463)
Income Taxes	-	-	-	-
Net loss attributed to non-controlling interest of joint ventures	57,305	-	57,305	-

Net loss and comprehensive loss	$(250,460)	$(73,723)	$(264,199)	$(1,019,463)
Loss per share of common stock
-Basic and diluted	$(0.028)	$(0.008)	$(0.029)	$(0.116)

Weighted average no. of shares of common stock
-Basic and diluted	9,090,018	8,938,147	9,090,018	8,778,049

See accompanying notes to the condensed consolidated unaudited interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended November 30, 2018 and November 30, 2017

(Unaudited)

		par value	Additional	Shares		Non-
For November	Common	at $0.0001	Paid-in	to be	Accumulated	Controlling
30, 2018:	Shares	Amount	Capital	Issued	Deficit	Interests	Total

Balance, May 31, 2018	9,090,018	$909	$6,797,682	$-	$(1,746,279)	$-	$5,052,312

Net loss and comprehensive loss	-	-	-	-	(13,739)	-	(13,739)

Balance, August 31, 2018	9,090,018	$909	$6,797,682	$-	$(1,760,018)	$-	$5,038,573
Non-controlling equity interests of JV	-	-	-	-	-	884,675	884,675
Net loss and comprehensive loss	-	-	-	-	(250,460)	(57,305)	(307,765)

Balance, November 30, 2018	9,090,018	$909	$6,797,682	$-	$(2,010,478)	$827,370	$5,615,483

See accompanying notes to the condensed consolidated unaudited interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 5

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended November 30, 2018 and November 30, 2017

(Unaudited)

		par value	Additional	Shares		Non-
For November	Common	at $0.0001	Paid-in	to be	Accumulated	Controlling
30, 2017:	Shares	Amount	Capital	Issued	Deficit	Interests	Total

Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$-	$3,536,212

Shares issued at $3.50 per share for assets	400,000	40	1,399,960	-	-	-	1,400,000
Shares issued at $3.50 per share for assets	6,000	1	20,999	-	-	-	21,000
Shares issued at $3.50 per share	31,128	3	108,945	(59,598)	-	-	49,350
Shares issued at $3.50 per share for services	10,000	1	34,999	-	-	-	35,000
Shares issued at $3.50 per share	78,671	8	275,340	-	-	-	275,348
Shares issued at $3.00 per share for debts	101,778	10	381,658	-	(76,334)	-	305,334
Shares issued at $3.50 per share for services	16,000	2	55,998	-	-	-	56,000
Subscriptions received at $3.50 per share	-	-	-	107,131	-	-	107,131
Net loss and comprehensive loss	-	-	-	-	(869,406)	-	(869,406)

Balance, August 31, 2017 (restated)	8,906,909	$891	$6,084,069	$107,131	$(1,276,122)	$-	$4,915,969

Shares issued at $3.50 per share	40,609	4	142,127	(107,131)	-	-	35,000
Subscriptions received at $3.50 per share	-	-	-	3,500	-	-	3,500
Subscriptions received at $4.00 per share	-	-	-	20,000	-	-	20,000
Net loss and comprehensive loss	-	-	-	-	(73,723)	-	(73,723)

Balance, November 30, 2017	8,947,518	$895	$6,226,196	$23,500	$(1,349,845)	$-	$4,900,746

See accompanying notes to the condensed consolidated unaudited interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 6

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	Nov 30 2018	Nov 30 2017
		(Restated)
Cash Flows from operating activities:
Net loss and comprehensive loss	$(321,504)	$(1,019,463)
Adjustments to reconcile net income(loss) to net
Non-controlling equity interest of joint ventures	884,675	-
cash used in operating activities:
Impairment on intangible asset	168,000	-
Loss on debt extinguishment	-	76,334
Loss on acquisition of deposit	-	779,278
Amortization	4,095	1,458
Interest on receivables	(3,614)	(2,973)
Lease interest	1,182	-
Amortization of ROU asset - Vehicle	5,208	-
Amortization of ROU asset - Office lease	13,472	-
Shares for debt	-	2,730
Shares for services	-	56,000
Changes in current assets and liabilities
Prepaid expenses	(22,174)	(333,607)
Other receivables	93,874	-
Right of Use Asset - vehicle	(22,724)	-
Accounts payable and accrued expenses	42,330	37,286
Amount due to directors	12,089	2,289
Payment of lease liability	(13,658)	-
Deferred revenue	(25,000)	(30,000)
Net cash used in operating activities	816,251	(430,667)

Cash Flows from investing activities:
Note receivables	-	(200,000)
Acquisition of assets	(730,770)	-
Net Cash used in investing activities	(730,770)	(200,000)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	466,830
Shares to be issued	-	23,500
Net Cash generated from financing activities	-	490,330

Net (decrease) increase in cash and cash equivalents	85,481	(140,337)
Cash and cash equivalents at beginning of period	1,419	161,096
Cash and cash equivalents at end of period	$86,900	$20,759

Supplement Disclosures
Cash paid for:
Interest	$-	$14,478
Taxes	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for deposit on lease	$-	$1,400,000
Common stock issued for leasehold improvements	-	35,000
Common stock issued for investments	-	21,000
Common stock issued for debts	-	305,334

See accompanying notes to the condensed consolidated unaudited interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 7

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

            November 30, 2018

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

2. Going Concern

These condensed consolidated unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP”, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $2,010,478 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $86,900 cash on hand as at November 30, 2018. Cash provided by (used in) operations was $816,251 for the six-month period ended November 30, 2018. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of principal accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s May 31, 2018 annual financial statements. Operating results for the six months period ended November 30, 2018 are not necessarily indicative of the results that can be expected for the period ended December 31, 2018. The Company has changed its year end from May 31 to December 31.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 8

Restatement

The Company has restated its previously reported financial statements at August 31, 2017 to record a debt extinguishment of $76,334. The restated six months ended November 30, 2017 were reflected in the Company’s May 31, 2018 audited year end financial statements and the accompanying notes to the financial statements therein.

Consolidation

The consolidated interim financial statements include the accounts of the Company’s joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) and Cormo USA Inc. The Company controls 55% of Hero Wellness Systems Inc. and 35% of Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated interim financial statements commencing September 01, 2018. The non-controlling interest that were not attributable to the Company have been reported separately. (See Note 12, Note 13)

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its reportable segments. The Company manages its business primarily by its business ventures. The reportable segments consist of Hero Wellness Systems, Cormo USA and Gator Lotto. At November 30, 2018, the segment reporting was not material.

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended May 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. The Company has one contract with one customer where a time period required for notice of termination. Termination penalties are non-substantive and can be performed by either party.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 9

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

4. Note receivable

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022. As of the date of this report, the total principal and accrued interest was paid in full. (see Note 13, Note 14).

As of November 30, 2018, the balance and interest owing was $210,077.

Principal	Interest	Total

$200,000	$10,077	$210,077

Other receivables – related party

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, there was approximately $44,775 remaining to be paid on the repayment. (See Note 13, Note 14)

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 10

The Company entered into a Share Purchase Agreement dated July 25, 2017 with Flin Ventures AG to purchase all the shares of myfactor.io AG for $175,500 (EUR 150,000) subject to due diligence, buy back of an outstanding bond issued by myfactor.io AG for $83,496 (EUR 70,000) and other conditions. Effective December 4, 2017, myfactor.io AG was purchased and the acquisition was classified as a held for sale asset and was recorded at fair market value. Due diligence costs with respect to this Share Purchase Agreement were included in investments. Each company was managed and financed autonomously. The Company held the asset and subsequently sold this asset in its present condition as at May 31, 2018 for $257,400 (EUR 220,000). At November 30, 2018, the company received full payment for the sale of the asset. (See Note 13).

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

On January 30, 2018, the Company acquired 10% ownership of Falcon Projects AG by purchasing 10 shares of Falcon Projects by issuing 10,000 shares of the Company valued at $4.20 per share. On December 26, 2018, the Company sold all of its shares of Falcon Projects AG for $11,000. (See Note 14).

6. Prepaid expenses and deposits

	November 30, 2018	May 31, 2018

Prepaid expenses	$28,424	$-
Deposit on lease	5,000	5,250
Deposit on lease (CHF)	600,000	600,000
Foreign exchange on lease deposit	-	6,000

Total	$633,424	$611,250

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 11

7. Assets

Right of Use Asset – Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments. The Company intends to return the vehicle at the end of the lease period. At November 30, 2018, the remaining right of use asset was $17,516.

Right of Use Asset	$22,724
Accum Amortization	$(5,208)
$17,516

Right of Use Asset – Office Lease

On June 18, 2018, the Company entered into a sublease agreement to rent office space in Naples, Florida. The office lease commences September 01, 2018 through to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75). The annual minimum lease commitments under the lease at November 30, 2018 are as follows:

2018	$4,553
2019	55,818
2020	57,402
2021	14,449
$132,222
Amount representing interest	(5,486)
Lease obligation, net	$126,736
Less current portion	(52,074)
Lease obligation - long term	$74,662

The remaining office lease liability at November 30, 2018 was $126,736. The current portion of the lease liability was $52,074 and the non-current portion of the lease liability was $74,662.

At November 30, 2018, the remaining right of use asset for the office lease was $125,740. The Company used an annual rate of 3.5% which is the rate used for loans in the Company.

Right of Use Asset	$139,212
Accum Amortization	$(13,472)
$125,740

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 12

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

The leasehold improvements for the Florida office will be depreciated straight-line over the term of the office lease commencing September 1, 2018.

		Accumulated
	Cost	Depreciation	Net

Leasehold Improvements	$35,000
Write down of assets	$(29,750)

	$5,250	$4,958	$292
Leasehold Improvements (Florida)	$6,072	$588	$5,484
	$11,322	$5,546	$5,776

Office Furniture and Equipment

The office furniture and equipment is depreciated straight-line for a period of 3 years.

Cost	Accumulated Depreciation	Net

$13,698	$1,758	$11,940

8. Mineral Properties

On March 13, 2017, the Company entered into a property purchase agreement to acquire mineral claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada. The Company paid 1,250,000 restricted common stocks at $3.00 per share, which was the fair value of the shares at the time of the transaction, for a total value of $3,750,000. (See Note 13).

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 13

9. Intangible Assets

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The Company will amortize the intangible asset once it completes further development on its App. The latest version of the Lotto App was launched February 2019. Management is currently analyzing impairment and estimated this to be approximately $168,000 which may change once the calculations are final.

Cormo USA Inc., the joint venture with the Company, has an exclusive license agreement from Cormo AG for North America. The exclusive license includes, but not limited to, the intellectual property, know-how, patent trade marks and all present and future process improvements, product applications and related know how from Cormo AG. As part of the joint venture agreement, Cormo AG’s contribution for its 35% interest was the license to Cormo USA. The license was valued to be $700,000 pursuant to its authorized share capital.

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of November 30, 2018 are summarized as follows:

	November 30, 2018	May 31, 2018

Accrued audit fees	$18,500	$23,500
Accrued accounting fees	27,000	20,500
Accrued legal fees	3,425	10,814
Accrued office expenses	30,354	14,135

Total	$79,279	$68,949

11. Common stock

Share issuances during the year ended May 31, 2018:

a)	Issued 400,000 restricted shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a total value of $1,400,000. The Company recorded a $779,278 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, which was determined based on previous issuances in the current fiscal year.

c)	Sold 31,128 shares of common stock for cash at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock for cash at $3.50 per share.

f)	Issued 101,778 shares of common stock at $3.00 per share for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest. At the time, the Company’s stock price was at $3.75 per share. The Company recorded a debt extinguishment loss of $76,334.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

h)	Sold 40,609 shares of common stock for cash at $3.50 per share.

i)	Sold 1,000 shares of common stock for cash at $3.50 per share.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 14

j)	Sold 5,000 shares of common stock for cash at $4.00 per share.

k)	Issued 10,000 shares of common stock at $4.20 per share for the purchase of 10% holdings of Falcon Projects AG.

l)	The Company settled a debt with Workplan Holding AG of CHF 100,000 by providing 25,000 restricted shares valued at $4.00 per share.

m)	Sold 1,500 shares of common stock for cash at $4.00 per share.

n)	Issued 100,000 shares of common stock at $4.00 per share for the acquisition of Gator Lotto.

At November 30, 2018, the Company had 9,090,018 common shares outstanding (May 31, 2018 – 9,090,018 shares).

There were no warrants or stock options outstanding as of November 30, 2018 and November 30, 2017.

12. Equity in joint venture, Non-controlling interest

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 13). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. Hero Wellness Systems was incorporated in September 2018 and a summary information on the joint venture are as follows at November 30, 2018:

Assets	$409,489
Liabilities	28,500
Net Assets	$380,989

Revenues	$-
Expenses	90,511
Net Income	$(90,511)

Company’s interest share on net income	$(49,781)

Capital contribution to joint venture	$51,000

Company’s interest share in net assets	$209,544

Non-controlling interest on net income	$(40,730)

Equity of Joint Venture	$471,500
Less Company’s portion	286,825
Non-controlling interest in equity	$184,675

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 15

Cormo USA Inc.

The Company has a controlling interest of 35% in a joint venture of Cormo USA Inc. (See Note 13) Cormo USA Inc. is in the business of producing and developing peat moss replacement and natural foam products and technologies. Cormo USA was incorporated November 2018 and a summary information on the joint venture are as follows. The amounts are based on contributions received through to November 30, 2018:

Assets	$1,400,000
Liabilities	25,500
Net Assets	$1,374,500

Revenues	$-
Expenses	25,500
Net Income	$(25,500)

Company’s interest share on net income	$(8,925)

Capital contribution to joint venture	$-

Company’s interest share in net assets	$481,075

Non-controlling interest on net income	$(16,575)

Equity of Joint Venture	$1,400,000
Less Company’s portion	700,000
Non-controlling interest in equity	$700,000

In summary, the total aggregate non-controlling interest on net income was ($ 57,305) and the total aggregate non-controlling interest in equity was $827,370.

For Hero Wellness Systems Inc.	$(40,730)
For Cormo USA Inc.	(16,575)
Total non-controlling interest on net income	$(57,305)

For Hero Wellness Systems Inc.	$184,675
For Cormo USA Inc.	700,000
Sub total	$884,675
Less Non-controlling interest on net income	(57,305)
Total non-controlling interest	$827,370

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 16

13. Related party transactions

During the period ended November 30, 2018, the Company incurred management fees from two directors totalling an aggregate of $44,840 (2017 – $69,100). As at November 30, 2018, $Nil (May 31, 2018 - $2,000) was owing to directors for management fees and $41,833 (May 31, 2018 - $9,833) was owing to shareholders for expenses paid on behalf of the Company.

During the period ended November 30, 2018, the Company paid $1,500 (2017 - $1,750) to a company with a director in common for rent for its office in Naples, Florida; $3,000 for website maintenance; $1,164 for communication expenses and $11,000 for further development of its intangible asset.

Transactions with a Majority Shareholder

Workplan Holdings Inc.

During the year ended May 31, 2017, Workplan Holdings Inc., a company controlled by a sole shareholder, purchased 4,000,000 restricted common shares from the former sole officer and director of the Company.

The Company entered into a property purchase agreement with Workplan Holdings Inc. and issued 1,250,000 restricted common stocks at $3.00 per share and acquired two mineral properties. (see Note 8)

The shareholder paid expenses on behalf of the Company in the amount of $500. As at November 30, 2018, this amount was owing.

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

Amixca AG

The Company advanced a refundable $190,000 deposit to Amixca AG for due diligence. After such due diligence, the Company decided not to proceed with the acquisition of Amixca AG. Amixca AG and Workplan Holdings AG have a common significant shareholder. On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, there was approximately $44,775 remaining to be paid on the repayment. (see Note 4, Note 14).

Alimex GmbH

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due June 28, 2022. As of May 31, 2018, the principal and interest owing was $208,270. On May 2, 2018, Alimex Gmbh assigned its interest in the note receivable from the Company to Workplan Holding on the same repayment terms. As of the date of this report, the note receivable and accrued interest totaling $215,228 was paid in full. (see Note 4, Note 14).

Form 10-Q – Q2	Sustainable Projects Group Inc.	F- 17

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

As of November 30, 2018, there was $Nil remaining in deferred revenues (May 31, 2018 - $25,000). As of the November 30 Company booked $255,000 in consulting revenues from SP Group (Europe) AG (May 31, 2018 - $65,000).

On July 6, 2017, the Company entered into an agreement with SP Group (Europe) AG to acquire 20% ownership of SP Group (Europe) AG by issuing 6,000 restricted common stock of the Company at $3.50 per share for a total value of $21,000. SP Group (Europe) AG has a portfolio of approximately 20 different projects in the natural resources sector which it develops and finances. SP Group (Europe) AG and Workplan Holdings Inc. have a common shareholder and director. (See Note 5)

The Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. Therefore, the Company now holds 15% interest of SPG Group (Europe) AG. The sale from SP Group (Europe) AG created a gain of $750 for the Company. The $6,000 was paid by the buyer during the period ended May 31, 2018. Subsequent to the November 30, 2018, the Company sold all their remaining shares of SP Group (Europe) on December 26, 2018 back to SP Group (Europe) AG for $15,000. (See Note 14)

Global Gaming Media Inc.

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

Transactions in Joint Ventures

Hero Wellness Systems Inc.

On September 29, 2018, the Company entered into a joint venture agreement with Vitalizer Americas Inc. with its principal purpose to import, sale and distribute certain products offered by Vitalizer International AG of Switzerland. In April 2019, Vitalizer Americas Inc.’s name was changed to Hero Wellness Systems Inc. as it was no longer dealing with Vitalizer International AG. The Company holds 55% interest, Christopher Grunder of Workplan Holding Inc. holds 15% interest and Kurt Muehlbauer holds15% interest. Hero Wellness Systems is in the business of providing luxury massage therapy solutions. The operating results of Hero Wellness Systems Inc. have been incorporated in the consolidated interim financial statements of the Company. The non-controlling interest that were not attributable to the Company have been reported separately.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-18

Cormo USA Inc.

The Company entered into a letter of intent with Cormo AG on October 25, 2018 to form a joint venture agreement for the Company to provide business development, market research, sourcing, distribution and overall operations of Cormo AG’s exclusive unrestricted use of its patents and licenses in North America. The Company formed Cormo USA Inc. in November 2018. From that point forward, the Company handled the day to day operations and the management of Cormo USA. Cormo USA is considered as a variable interest entity and the Company has consolidated its financial statements. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. On February 25, 2019 the joint venture shareholder’s agreement was finalized with a group of investors whereby the Company holds 35% interest, Cormo AG holds 35% interest, Paul Meier holds 2.5% interest, Stefan Muehlbauer holds 2.5% interest, and other investors hold an aggregate of 25% interest. As of the date of this report, the other investors contributed an aggregate of USD 500,000 to the joint venture. The operating results of Cormo USA Inc. have been incorporated in the consolidated interim financial statements of the Company. The non-controlling interest that were not attributable to the Company have been reported separately.

14. Subsequent events

Subsequent to November 30, 2018, the following events took place:

A.	The Company’s majority shareholder, Christopher Grunder of Workplan Holding Inc., sold an aggregate 4,148,868 restricted shares of the Company in three separate private transactions. As a result, there was a change in the voting shares of the Company. Stefan Muehlbauer, the CEO of the Company, now owns 13.1% of the issued and outstanding shares of Company; Paul Meier now owns 19.7% of the issued and outstanding shares of the Company; and Kurt Muehlbauer now owns 6.5% of the issued and outstanding shares of the Company. Christopher Grunder, sole shareholder of Workplan Holding Inc., now owns 1.1% of the issued and outstanding shares of the Company. Kurt Muehlbauer is the father of Stefan Muehlbauer, CEO and director of the Company.

B.	The Company disposed all its remaining shares of Falcon Projects AG for a total of $11,000 to Workplan Holding Inc.

C.	The Company disposed all its remaining shares of SP Group (Europe) AG for a total of $15,000 back to SP Group (Europe) AG.

D.	The Company sold and transferred all the mineral properties claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada to John Leliever in exchange for the return of 1,052,631 common shares of the Company for cancellation.

E.	The 400,000 restricted shares of common stock issued to Daniel Greising for the office lease deposit in Switzerland were returned back to treasury and subsequently cancelled at December 31, 2018. The Company no longer requires an office in Zurich and has terminated its arrangement for the office space.

F.	The Company settled debts of $8,001 with a shareholder of the Company by issuing 2,425 restricted shares of the Company at $3.30 per share. The Company settled debts with Workplan Holding Inc. of $25,000 by issuing 7,576 restricted shares of the Company at $3.30 per share.

G.	The Company issued 725 shares of the Company for subscription of $2.75 per share for the total amount of $1,993.75.

H.	On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022.

I.	On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the Chief Executive Officer of $20,000. The loan bears an interest rate of 3.5% per annum and is due on or before July 12, 2022. The loan is convertible in whole or in part at $1.45 per share.

J.	On August 7, 2019, the Company entered into an assignment of receivables with a shareholder whereby the Company assigned $471,759 of receivables and accrued interest in return for a cash payment of $450,000, payable in three separate transactions by September 15, 2019. As of the date of this report, the Company was in receipt of $325,000. The cash payment received was applied towards the Alimex Gmbh loan and accrued interest thereof, the Amixca AG deposit, and other receivables.

The Company evaluated all events and transactions that occurred after November 30, 2018 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion of SPGX’s financial condition, changes in financial condition and results of operations for the six months ended November 30, 2018 should be read in conjunction with SPGX’s unaudited consolidated interim financial statements and related notes for the six months ended November 30, 2018.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 3

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

Gator Lotto – In 2018 SPGX acquired all technology assets including source code, graphics, and online assets for US$400,000 through the issuance of new shares. SPGX aims to commercialize this project which features a fully functioning lotto ticket management app (currently in version 2.0) with more than 40,000 downloads. Management plans to spin out this technology into a newly formed partnership within the next 18 months with the aim to increase monetization, user growth and eventual sale or licensing. SPGX spent an additional $11,000 to further develop the technology. SPGX is currently analyzing impairment and estimated this to be approximately $168,000 which may change once the calculations are final. See Exhibit 10.12 - Asset Purchase Agreement for more details.

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

During the quarter ended August 31, 2018, SPGX was involved with the following business ventures, but subsequently has terminated those business ventures or SPGX’s involvement in such venture.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 4

Thunder Bay Mineral Claims

Thunder Bay Claims - SPGX had planned to complete two 2,000 meter diamond drill programs on the Thunder Bay Claims by the end of 2018 at an estimated cost of $1.2 million. The two programs would have required approximately 80 days to complete. One drill program would have been conducted on the Foisey claims of the Thunder Bay Claims to test the north branching arm of a gold-bearing breccia system. The second drill program would have been conducted on gold-mineralized zones on the Thunder Bay claims, which have been identified from previous and historic work. Subsequent to December 31, 2018, SPGX decided to dispose the investment of the Thunder Bay Claims to focus more on other projects in the field of sustainability. The mineral properties claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada were returned back to its original owner, John Leliever, with the negotiated return of 1,052,631 common shares of SPGX for cancellation on December 31, 2018.

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $7,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $90,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $16,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of SPGX’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As at November 30, 2018, SPGX had cash of $86,900 and total liabilities of $247,848. During the 12 month period following the date of this report, management anticipates that SPGX will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, SPGX will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding SPGX’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of SPGX’s common stock. However, SPGX does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, SPGX will not be able to develop its products and its business plan will fail. Even if SPGX is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If SPGX does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

SPGX has restated its previously reported financial statements at August 31, 2017 to record a debt extinguishment of $76,334. The restated six months ended November 30, 2017 were reflected in the SPGX’s May 31, 2018 audited year end financial statements and the accompanying notes to the financial statements therein.

Risk Factors

An investment in SPGX’s common stock involves a number of very significant risks. Prospective investors should refer to all the risk factors disclosed in SPGX’s Form S-1/A – Amendment #3 filed on December 15, 2011.

Liquidity and Capital Resources

Three Month Period Ended November 30, 2018

At November 30, 2018, SPGX had a cash balance of $86,900 and a working capital of $912,491, compared to a cash balance of $1,419 and a working capital of $976,589 for the fiscal period ended May 31, 2018.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 5

The notes to SPGX’s financial statements as of November 30, 2018, disclose its uncertain ability to continue as a going concern. SPGX has accumulated a deficit of $2,010,478 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SPGX has $86,900 cash on hand as at November 30, 2018. Cash provided by operations was $816,251 for the six month period ended November 30, 2018. SPGX will need to raise additional cash in order to fund ongoing operations over the next 12 month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the six month period ended November 30, 2018 was net cash provided by operations of $816,251, which was primarily due to receivables of $235,029 from the sale of assets, increase in interest receivables of $3,614, increase in prepaid expenses of $22,174, and an impairment of $168,000 on intangible asset compared to a net cash used in operations of $430,667 for the same time period for the prior fiscal period, which was primarily due to a net loss of $1,019,463 and non-cash items consisting of a loss on acquisition of deposit of $779,278, loss of debt extinguishment of $76,334, amortization of $1,458, shares for debt and shares for services of $2,730 and $56,000, respectively, changes in current assets and liabilities consisting of an increase in prepaid expenses of $333,605, an increase in accounts payable and accrued expenses of $37,286, increase in amount due to director of $2,289, a decrease in lease liability of $13,658 and a decrease in deferred revenue of $30,000.

Net Cash Flows From Investing Activities.

SPGX’s net cash flow used in investing activities during the six month period ended November, 2018 was $730,770, which was primarily due to funds of $11,000 for further development of the Gator Lotto app, $13,698 for office equipment and $6,072 used for leasehold improvements, and $700,000 for a license as compared to $200,000 for the same time period for the prior fiscal period, which was primarily due to an advance of a note receivable.

Net Cash Flows From Financing Activities.

SPGX’s net cash flow from financing activities during the six month period ended November 30, 2018 was $Nil as compared to $490,330 for the same time period for the prior fiscal period.

Results of Operations – Three months ended November 30, 2018 and November 30, 2017

	For the three	For the three	For the six	For the six
	Months ended	Months ended	Months ended	Months ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017 (Restated)
Revenues
Revenues	$133,500	$15,000	$238,500	$30,000

Operating Expenses
Administrative and other operating expenses	47,053	6,178	55,934	12,287
Advertising and Promotions	4,740	1,248	5,740	3,266
Amortization	2,526	875	4,095	1,458
Consulting fees	35,500	10,500	46,000	21,000
Foreign Exchange loss(gain)	18,386	8,722	6,415	8,722
Management fees	22,500	3,582	44,840	69,100
Professional fees	36,075	58,614	45,575	76,514
Rent	8,647	750	9,397	1,750
Salaries and Wages	77,737	-	131,602	-
Travel	4,413	-	26,158	-
Amortized Right of Use Asset	16,313	-	18,680	-
Loss on debt extinguishment	-	-	-	76,334
Loss on acquisition of deposit	-	-	-	779,278
	273,890	90,469	394,436	1,049,709

Operating loss	(140,390)	(75,469)	(155,936)	(1,019,709)
Other interest income	1,807	1,746	3,614	2,973
Lease interest expense	(1,182)	-	(1,182)	-
Impairment	(168,000)	-	(168,000)	-
Interest expense	-	-	-	(2,727)

Operating loss before income taxes	(307,765)	(73,723)	(321,504)	(1,019,463)
Income Taxes	-	-	-	-
Net loss attributed to non-controlling interest of joint ventures	57,305	-	57,305	-

Net loss and comprehensive loss	$(250,460)	$(73,723)	$(264,199)	$(1,019,463)

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 6

Three Month Period Ended November 30, 2018

Net Loss. During the three month period ended November 30, 2018, SPGX had a net loss of $307,765, which include a net loss attributed to non-controlling interest of $57,305 and an impairment of $168,000. The loss consisted of general administrative and other operating expenses, management fees, salaries and wages, and professional fees, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $73,723, which was primarily due to professional fees, consulting fees, administrative and other operating expenses.

Revenue. During the three month period ended November 30, 2018, SPGX had revenues of $133,500. The increase in revenue was primarily due to changes to a consulting agreement and new revenue streams from other customers as compared to the same time period for the prior fiscal period, when SPGX had revenues of $15,000. SPGX’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. SPGX’s operating expenses during the three month period ended November 30, 2018 were $273,890, which consisted $22,500 in management fees, $77,737 in salaries and wages, $35,500 in consulting fees, $36,075 in professional fees and the balance in operating and general administrative expenses as compared to the same time period for the prior fiscal period, which SPGX’s operating expenses were $90,469, which were primarily due to $58,614 in professional fees, $3,582 in management fees, $10,500 in consulting fees and the balance in administrative and other operating expenses. The increased operating expenses were the result of the Company changing its business focus and incurring start up costs relating to an office, hiring staff, advertisements, acquiring furniture and equipment.

Six Month Period Ended November 30, 2018

Net Loss. During the six month period ended November 30, 2018, SPGX had a net loss of $264,199, which include a net loss attributed to non-controlling interest of $57,305. The loss consisted of general administrative and other operating expenses, management fees, salaries and wages, and professional fees, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $1,019,463, which was primarily due to a loss on debt extinguishment of $76,334, a loss on acquisition of deposit of $779,278, management fees of $69,100, professional fees of $76,514, consulting fees of $21,000 and other general administrative expenses.

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 7

Revenue. During the six month period ended November 30, 2018, SPGX had revenues of $238,500. The increase in revenue was primarily due to changes to a consulting agreement as compared to the same time period for the prior fiscal period, when SPGX had revenues of $30,000. SPGX’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. SPGX’s operating expenses during the six month period ended November 30, 2018 were $394,436, which consisted $44,840 in management fees, $131,602 in salaries and wages, $46,000 in consulting fees, $45,575 in professional fees and the balance in operating and general administrative expenses as compared to the same time period for the prior fiscal period, which SPGX’s operating expenses were $1,049,709 which were primarily due to $76,514 in professional fees, $69,100 in management fees, $21,000 in consulting fees, a loss on debt extinguishment of $76,334, a loss of acquisition of deposit of $779,278 and the balance in administrative and other operating expenses.

Going Concern

SPGX has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming SPGX will continue as a going concern. SPGX has accumulated a deficit of $2,010,478 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. SPGX has $86,900 cash on hand as at November 30, 2018. Cash provided operations was $816,251 which include a non-controlling interest adjustment of $827,370 for the six month period ended November 30, 2018. SPGX will need to raise additional cash in order to fund ongoing operations over the next 12 month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 8

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

Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the condensed consolidated interim financial statements be read in conjunction with SPGX’s May 31, 2018 annual financial statements. Operating results for the six month period ended November 30, 2018, are not necessarily indicative of the results that can be expected for the period ended December 31, 2018.

Restatement

The Company has restated its previously reported financial statements at August 31, 2017 to record a debt extinguishment of $76,334. The restated six months ended November 30, 2017 were reflected in the Company’s May 31, 2018 audited year end financial statements and the accompanying notes to the financial statements therein.

Consolidation

The consolidated interim financial statements include the accounts of the Company’s joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) and Cormo USA Inc. The Company controls 55% of Hero Wellness Systems Inc. and 35% of Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated interim financial statements commencing September 01, 2018. The non-controlling interest that were not attributable to the Company have been reported separately. (See Note 12, Note 13)

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its reportable segments. The Company manages its business primarily by its business ventures. The reportable segments consist of Hero Wellness Systems, Cormo USA and Gator Lotto. At November 30, 2018, the segment reporting was not material.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 9

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended May 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Even though the Company entered into contract with the customer, the contract could be terminated at any time with two weeks’ notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. Revenue is from several customers and the Company has one contract with one customer. Termination penalties are non-substantive and can be performed by either party.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 10

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of November 30, 2018.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, SPGX failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended November 30, 2018. As a result, SPGX’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in SPGX’s internal controls over financial reporting during the quarter ended November 30, 2018, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of SPGX’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect internal control over financial reporting.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 11

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

SPGX has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. SPGX undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact SPGX at 225 Banyan Boulevard, Suite 220, Naples, Florida, 34102 to request a copy of SPGX’s code of ethics. Management believes SPGX’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management is currently updating is Code of Ethics and will file an updated Code of Ethics when completed.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to SPGX’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 12

Exhibit	Description	Status

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 13

Exhibit	Description	Status
10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended November 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	Page 14

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable Projects Group Inc.

Dated: October 17, 2019	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)