Form 10-KT
period 2018-12-31
Sustainable Projects Group Inc.
filed 2019-11-25
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended________

[X]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from June 1, 2018 to December 31, 2018

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

Former fiscal year May 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 25, 2019
common shares - $0.0001 par value	7,648,113

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation); Exhibit 3.2 (By-laws); and Exhibit 3.3 (Certificate of Amendment); all filed as exhibits to SPGX’s registration statement on Form S-1 filed on December 17, 2010; Exhibit 3.4 (Certificate of Amendment) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on December 19, 2016; Exhibit 3.5 (Certificate of Amendment) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on October 26, 2017; Exhibit 10.1 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on August 11, 2016; Exhibit 10.2 (Property Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on March 17, 2017; Exhibit 10.3 (Deposit Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on July 11, 2017; Exhibit 10.4 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on July 11, 2017; Exhibit 10.5 (Dividend Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on July 11, 2017; Exhibit 10.6 (Consulting Agreement) filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017; Exhibit 10.7 (Services Agreement) filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017; Exhibit 10.8 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on December 7, 2017; Exhibit 10.9 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on January 19, 2018; Exhibit 10.10 (Consultant Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on January 19, 2018; Exhibit 10.11 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on January 31, 2018; Exhibit 10.12 (Asset Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on May 31, 2018; Exhibit 10.13 (Letter of Intent) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on October 3, 2018; Exhibit 10.14 (Shareholder’s Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on October 3, 2018; Exhibit 10.15 (Letter Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.16 (Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.17 (Call Option Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.18 (Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.19 (Call Option Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on February 14, 2019; Exhibit 10.20 (Shareholder’s Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on March 1, 2019; Exhibit 10.21 (Share Purchase Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on August 29, 2019; Exhibit 10.22 (Employment Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on August 29, 2019; Exhibit 10.23 (Employment Agreement) filed as an Exhibit to SPGX’s Form 8-K (Current Report) on August 29, 2019; and Exhibit 14 (Code of Ethics) filed as an Exhibit to SPGX’s Form S-1 (Registration Statement) on September 13, 2010.

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2018 are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

SPGX has an authorized capital of 500,000,000 common shares with a par value of $0.0001 per share with 7,648,113 common shares issued and outstanding as of November 25, 2019.

SPGX has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of SPGX’s business.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 2

(b) Business of SPGX

SPGX is a Nevada company and was incorporated on September 4, 2009. Sustainable Projects Group Inc. (“SPGX”) is a business development company engaged in project development and holdings through value based investments and collaborative partnerships with companies across sustainable sectors:

1.	Cormo USA Inc.;
2.	Gator Lotto; and
3.	Hero Wellness Systems Inc. (fka Vitalizer Americas Inc.)

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

See Exhibit 10.13 - Letter of Intent and Exhibit 10.20 - Shareholder’s Agreement for more details.

2. Gator Lotto

Gator Lotto – In 2018 SPGX acquired all technology assets including source code, graphics, and online assets for US$400,000 through the issuance of new shares. SPGX aims to commercialize this project which features a fully functioning lotto ticket management app (currently in version 2.0) with more than 40,000 downloads. Management plans to spin out this technology into a newly formed partnership within the next 18 months with the aim to increase monetization, user growth and eventual sale or licensing. SPGX spent an additional $11,000 to further develop the technology. See Exhibit 10.12 - Asset Purchase Agreement for more details. The latest version of the Lotto App was launched February 2019. At December 31, 2018, SPGX determined that an impairment of $168,000 was required which approximate its market value. SPGX currently does not have the resources to exploit the app and may consider selling this asset in the future.

3. Hero Wellness Systems Inc. (fka Vitalizer Americas Inc.)

Hero Wellness Systems Inc. –Pursuant to the terms and conditions of a shareholder’s agreement dated in September, 2018, SPGX entered into a joint venture relationship for the purpose of importing, selling and distributing products offered by Vitalizer International of Switzerland. SPGX’s participation in the joint venture is 55%. SPGX’s role is to provide certain services, including general management and day to day operations of the joint venture. The joint venture is comprised of the following ownership: 55% SPGX, with the balance of ownership held by three non-controlling owners. See Exhibit 10.14 - Shareholder’s Agreement for more details.

During the transition period from June 1, 2018 to December 31, 2018, SPGX was involved with the following business ventures, but subsequently has terminated those business ventures or SPGX’s involvement in such venture:

Alimex GmbH – Collaborative Partnership

Alimex GmbH - On June 28, 2017, SPGX loaned Alimex GmbH $200,000 with a per annum interest rate of 3.5%. Alimex GmbH is a global producer of high-precision aluminium cast plates. Prior to March 1, 2018, SPGX was negotiating terms and conditions of an agreement to continue work with Alimex GmbH. However, on May 2, 2018, SPGX terminated its business relationship with Alimex GmbH. As a result, Alimex GmbH assigned its interest in the loan from SPGX to a third party on the same repayment terms. As of December 31, 2018, the balance and interest owing was $210,692. As of the date of this report, the loan was paid in full.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 3

Consulting Services - Amixca AG

Amixca AG - Effective January 18, 2018 SPGX engaged Amixca AG, a private Swiss corporation, for a period of 36 months commencing February 1, 2018 to January 31, 2021. Amixca AG was to provide business development services to SPGX on projects currently under development and on projects to be rolled out in the next three years. The consulting arrangement was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule that spans over a year. The first payment of $20,000 was received on July 16, 2019 and thereafter, payments of $15,455 are due on the first of every month until the full $190,000 has been repaid. As of the date of this report, there remains $29,773 to be paid.

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

Thunder Bay Mineral Claims

Thunder Bay Claims - SPGX had planned to complete two 2,000 meter diamond drill programs on the Thunder Bay Claims by the end of 2018 at an estimated cost of $1.2 million. The two programs would have required approximately 80 days to complete. One drill program would have been conducted on the Foisey claims of the Thunder Bay Claims to test the north branching arm of a gold-bearing breccia system. The second drill program would have been conducted on gold-mineralized zones on the Thunder Bay claims, which have been identified from previous and historic work. During the period ended December 31, 2018, SPGX disposed the investment of the Thunder Bay Claims to focus more on other projects in the field of sustainability. The mineral properties claims located in the Thunder Bay Mining Division in the townships of Rickaby and Lapierre, Ontario, Canada were returned back to its original owner, John Leliever, with the negotiated return of 1,052,631 common shares of SPGX for cancellation on December 31, 2018. SPGX calculated the re-acquisition of the 1,052,631 common shares and recorded an impairment of $276,318.

Products / Segments

SPGX is specialized in founding joint venture partnerships with European companies seeking to expand into the United States. These joint ventures largely take place in the field of sustainability which under SPGX’s definition includes fields such as health, agriculture, renewable products, and other brands.

Markets

1. Cormo USA Inc.

Cormo USA Inc. is currently in its development stage and in the process of establishing the first pilot project in the United States. Cormo intends to utilize the substantial corn production volume in the U.S. to gain a foothold in the agricultural industry and provide a revenue source for struggling farmers. Likewise, Cormo offers a viable alternative to harvested peat moss, a major source of carbon dioxide (CO2). Major consumers of peat moss, such as the horticultural industry are looking for a stable, price beneficial solution for their peat moss needs. At this time Cormo has initiated early discussions with several major industry partners and peat moss consumers. The markets Cormo is focusing on are in the field of peat moss substitute, fertilizer products, and further agricultural products.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 4

2. Gator Lotto

The product currently covers lottery players in the state of Florida. The app is available for download on Android (google play) and iOS (App Store) and its associated website www.gatorlotto.com. The app is currently in Version 2.0 offering stable optical character recognition of all major lottery games offered in the state of Florida, with real time updates.

3. Hero Wellness Systems Inc.

Hero Wellness Systems Inc. – SPGX is focused on the retail and B2B market segment of the lifestyle and healthcare markets. B2B clients consist, but are not limited to Hotels & Hospitality and Entertainment Venues in the United States. Additionally Hero is active in the distribution of its Hero Chroma massage chair through its webstore www.herochroma.com and additional websites operated by the company. Additionally, Hero is in discussions with several brick and mortar retail furniture, specialty sports and massage equipment establishments.

Distribution Methods

1. Cormo USA Inc.

It is anticipated that Cormo USA Inc. will distribute products, both B2B and B2C. A large focus will be through long term supply contracts with B2B customers.

2. Gator Lotto

Gator Lotto – the app is available for download in the iOS and Android App Stores.

3. Hero Wellness Systems Inc.

Hero Wellness Systems Inc. – distribution through B2B and B2C direct sales, as well as through online channels and product expos.

Status of Products

1. Cormo USA Inc.

The design and engineering phase for the first commercial production facility is currently underway with completion anticipated in 2020. Proof of concept of the end product as well as commercial viability have been established previously by SPGX’s joint venture partner, Cormo AG in Switzerland. Cormo USA anticipates sales of first products during the year 2020, as well as have sufficient supplies for testing corporations with potential industry partners.

2. Gator Lotto

Gator Lotto – the app is currently fully functional and available for download in version 2.0.

3. Hero Wellness Systems Inc.

Hero Wellness Systems Inc. – The product has currently receiving final ETL approval and is authorized to be sold in the United States. First deliveries from the supplier have been received in August of 2019. First delivery to customer has taken place in August of 2019.

Competitive Conditions

1. Cormo USA Inc.

The main competition for Cormo stems from mined peat moss and a small palette of peat moss substitutes. Given the need to produce more ecologically friendly means of peat moss consumption there is a current trend to switch to sustainable peat most alternatives. Management believes that Cormo has a competitive advantage in terms of pricing and quality.

2. Gator Lotto

Several lotto related apps exist in a fragmented market with no clear market leader.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 5

3. Hero Wellness Systems Inc.

Hero Wellness Systems Inc. – There is significant competition in the field of massage chairs and healthcare systems. SPGX considers 13 models currently on the market as strong competitors, but believe Vitalizer offers a superior product.

Raw Materials

SPGX currently has no business operations that require raw materials, and does not produce any products or provide any services that require any raw materials or any suppliers with the exception of the following:

1. Cormo USA Inc.

Cormo USA Inc. relies on the availability of agricultural waste products produced by maize and corn harvests.

2. Hero Wellness Systems Inc.

Hero Wellness Systems Inc. receives finished products from its supplier in China.

Principal Suppliers

1. Cormo USA Inc.

As of the date of this filing, neither SPGX nor Cormo USA Inc. have any principal suppliers. SPGX has been active in building relationships with local farmers in the vicinity of the future Rushville, Indiana production facility. Through a diversified sourcing strategy the company does not have a dependence on a singular supplier.

2. Hero Wellness Systems Inc.

Hero Wellness Systems Inc. receives finished products from its supplier in China.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 6

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

Item 4.	Mine Safety Disclosure.

SPGX is not involved in the operation of any mine, and as a result is not required to provide the information required under this item.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

SPGX’s common shares were quoted on the OTCQB under the symbol “BUES” from October 28, 2013 to December 19, 2016. From December 19, 2016 to October 17, 2018 SPGX’s common shares were quoted on the OTCQB under the symbol “SPGX”. Since October 17, 2018 SPGX’s common shares have been quoted on the OTC Pink under the symbol “SPGX”. The table below gives the high and low bid information for each fiscal quarter of trading for the last three fiscal years and for the interim period ended November 25, 2019. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
25 November 2019	$4.00	$4.00	OTC Markets Group Inc.
30 September 2019	$4.00	$4.00	OTC Markets Group Inc.
30 June 2019	$1.50	$1.50	OTC Markets Group Inc.
31 March 2019	$3.01	$3.01	OTC Markets Group Inc.
31 December 2018	$3.30	$3.30	OTC Markets Group Inc.
30 November 2018	$3.30	$3.30	OTC Markets Group Inc.
31 August 2018	$3.02	$3.02	OTC Markets Group Inc.
31 May 2018	$3.50	$3.50	OTC Markets Group Inc.
28 February 2018	$3.99	$3.99	OTC Markets Group Inc.
30 November 2017	$3.90	$3.90	OTC Markets Group Inc.
31 August 2017	$2.60	$2.60	OTC Markets Group Inc.
31 May 2017	$3.50	$2.35	Pink OTC Markets Inc.
28 February 2017	$2.60	$2.35	Pink OTC Markets Inc.

(b) Holders of Record

SPGX had 90 holders of record of SPGX’s common shares as of December 31, 2018.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 8

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 9

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 10

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

December 2018 - $3.30 Debt Settlement

In December 2018 the board of directors authorized the issuance of 10,001 restricted shares of common stock as settlement of $33,001 of debt owed to two shareholders of SPGX at a price of $3.30 per restricted share. The $33,001 was out-of-pocket expenses that two shareholders paid on behalf of SPGX.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 11

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As at December 31, 2018, SPGX had $249,675 cash and a working capital of $675,830. Accordingly, SPGX will require additional financing to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Financial Condition

As at December 31, 2018, SPGX had a cash balance of $249,675, compared to a cash balance of $1,419 as of May 31, 2018 and cash balance of $161,096 as of May 31, 2017. Management will be able to better assess the anticipated revenues once the production of its holding starts in 2020. If additional funds are required, additional funding will come from equity financing from the sale of SPGX’s common shares or from debt financing. If SPGX is successful in completing an equity financing, existing shareholders will experience dilution of their interest in SPGX. Management cannot provide investors with any assurance that SPGX will be able to raise sufficient funding from the sale of its common shares or from debt financing to fund its plan of operations. In the absence of any required funding, SPGX will not be able to execute its plan of operation and its business plan will fail. Even if SPGX is successful in obtaining the required financing and executes its plan of operation, if SPGX does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 12

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

As of December 31, 2018, SPGX had total assets of $2,188,730, and a working capital of $675,830, compared with a working capital of $976,589 as of May 31, 2018 and a working capital deficit of $213,788 as of May 31, 2017. The increase in the working capital was primarily due to current assets received through issuance of common stock and notes payable converted to common stock. The assets primarily consisted of $249,675 in cash and $596,535 in other receivables from a related party.

Net Cash Used in Operating Activities

During the transition period from June 1, 2018 to December 31, 2018, net cash used in operating activities was $382,399 compared with ($238,861) for the same period to December 31, 2017, ($303,012) for the fiscal year ended May 31, 2018 and ($38,399) for the fiscal year ended May 31, 2017. The increase in cash used in operating activities is related to costs incurred to maintain the operations of the Company and the costs of setting up the two joint ventures.

Net Cash Used in Investing Activities

During the transition period from June 1, 2018 to December 31, 2018 net cash used in investing activities was $704,020 as compared with cash flow from investing activities of $238,861 for the same period ended December 31, 2017, and $452,996 for the fiscal year ended May 31, 2018. The net cash used in investing activities was primarily due to the acquisition of assets and proceeds from the sale of investments.

Net Cash Generated from Financing Activities

During the transition period from June 1, 2018 to December 31, 2018 net cash flows provided from financing activities was $1,334,675 as compared with financing activities of $566,830 for the same period ended December 31, 2017, $596,331 for the fiscal year ended May 31, 2018 and $199,495 for the fiscal year ended May 31, 2017. The $1,334,675 is the total non controlling interest from the two joint ventures. The prior periods net cash used in financing activities was due to proceeds from issuance of common shares and proceeds from notes payable.

Results of Operation for the transition period from June 1, 2018 to December 31, 2018

SPGX had operating revenues of $278,500 during the transition period from June 1, 2018 to December 31, 2018 as compared with operating revenues of $30,000 for the same period ended December 31, 2017, $65,000 for the fiscal year ended May 31, 2018 and $5,000 for the fiscal year ended May 31, 2017. The increase in revenues were primarily generated from providing services to a related party for research activities relating to the development of new products, services or techniques and providing due diligence and market analysis reporting.

There were substantial changes between the transition period from June 1, 2018 to December 31, 2018 and its fiscal years ended May 31, 2018 and May 31, 2017. SPGX changed its business focus to pursue investments, partnerships and collaboration across sustainable sectors. SPGX plans to establish strategic business projects in sustainable fields. With the new acquisitions of assets and investments and hire of new employees, SPGX expected the increase in operation expenditures to develop and build the business. At the same time, SPGX continued success and existence will be impacted if SPGX is not able to obtain enough capital through the services it provides or obtain enough capital through additional equity financing.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 13

References to the discussion below to fiscal 2018 are to SPGX’s transition period from June 1, 2018 to December 31, 2018 and its fiscal year ended on May 31, 2018. References to fiscal 2017 are to SPGX’s fiscal year ended May 31, 2017.

	For the seven	For the	For the seven	For the
	months ended	year ended	months ended	year ended
	December 31,	May 31,	December 31,	May 31,
	2018	2018	2017	2017
Revenues
Revenues	$278,500	$65,000	$30,000	$5,000

Operating Expenses
Administrative and other operating expenses	$57,721	$36,500	$21,383	$23,719
Advertising and Promotion	9,616	4,763	3,765	5,559
Depreciation	4,962	3,208	1,458	-
Consulting fees	49,500	42,000	24,500	-
Management fees	56,090	88,040	70,100	3,625
Professional fees	129,150	113,346	71,514	58,154
Rent	12,279	3,250	2,000	750
Salaries and wages	173,805	-	-	-
Travel	27,423	-	-	-
Amortized right of use assets	24,117	-	-	-
Loss/Gain on disposition of assets	1,069	30,596	-	-
Loss on debt extinguishment	-	76,334	76,334	-
Loss on acquisition of deposit	-	779,278	779,278	-
Total Expenses	$545,732	$1,177,315	$1,050,332	$91,807

Operating income/loss before interest expense and impairment	(267,232)	(1,112,315)	(1,020,332)	(86,807)
Other interest income	4,229	6,463	2,973	-
Interest expense	-	(2,727)	(2,727)	(14,478)
Impairment	(168,000)	(307,318)	-	-

Operating loss before income taxes	$(431,003)	$(1,415,897)	$(1,020,086)	$(101,285)

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

SPGX had no contingencies or long-term commitments at December 31, 2018.

Tabular Disclosure of Contractual Obligations

SPGX is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 14

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

Going Concern

SPGX has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. SPGX has accumulated a deficit of $2,108,371 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations when they come due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. SPGX has $249,675 cash on hand as at December 31, 2018. Cash provided by operations was $952,276 for the seven-month period ended December 31, 2018. Therefore, SPGX will need to raise additional cash in order to fund ongoing operations over the next 12-month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

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

Accounts Receivables

Trade accounts receivable are stated at the amount SPGX expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, SPGX provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after SPGX has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There are no receivables considered uncollectible as of December 31, 2018.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 15

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended December 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Where there is a contract for services, the Company performs the obligations and bills monthly for its services as rendered. Where there is no contract, the Company performs the obligation and/or service and recognize revenues as provided. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. The Company has one contract with one related party customer where a time period required for notice of termination. Termination penalties are non-substantive and can be performed by either party. As at December 31, 2018, all of the revenues were from related parties.

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

Recently issued accounting pronouncements:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The provision sets forth a “current expected credit loss” (CECL) model which requires SPGX to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This provision is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB is expected to issue the final ASU to delay adoption for smaller reporting companies to calendar year 2023. SPGX is currently evaluating the impact of adopting this guidance.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting”, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of this new standard does not have an impact on SPGX’s financial statements.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 16

Item 8.	Financial Statements and Supplementary Data.

SUSTAINABLE projects GROUP INC.

Financial Statements

for the seven months ended december 31, 2018 and december 31, 2017 and for the years ended May 31, 2018 and may 31, 2017

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 17

SUSTAINABLE PROJECTS GROUP INC.

Consolidated Financial Statements

For the seven months ended December 31, 2018 and 2017 and

For the years ended May 31, 2018 and May 31, 2017

(Stated in US Dollars)

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sustainable Projects Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sustainable Projects Group, Inc. as of December 31, 2018 and May 31, 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the seven months ended December 31, 2018 and the year ended May 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and May 31, 2018, and the results of its operations and its cash flows for the for the seven months ended December 31, 2018 and the year ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

Spokane, Washington

November 25, 2019

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-1

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

Toronto, Ontario	Chartered Professional Accountants
August 29, 2017	Licensed Public Accountants

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	May 31,	May 31,
As at	2018	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$249,675	$1,419	$161,096
Other receivables – related party - Note 4	596,535	447,400	-
Interest receivables – Note 4	10,692	6,463	-
Investments – Note 5	-	26,750	-
Prepaid expenses and deposits – Note 6	34,160	611,250	6,917
	891,062	1,093,282	168,013
Long Term Assets:
Note Receivable – Note 4	200,000	200,000	-

ROU Asset – lease – Note 7	137,819	-	-
Office Equipment – Note 7	11,561	-	-
Leasehold improvements – Note 7	5,288	2,041	-
Mineral properties – Note 8	-	3,473,682	3,750,000
Intangible assets – Note 9	943,000	400,000	-

TOTAL ASSETS	$2,188,730	$5,169,005	$3,918,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 10	$149,605	$68,949	$38,072
Amount due to directors – Note 14	1,200	12,911	1,293
Amount due to shareholders – Note 14	12,068	9,833	9,833
Lease liability - Note 7	52,359	-	-
Deferred revenue – Note 14	-	25,000	30,000
Notes payable – Note 11	-	-	253,901
Interest payable	-	-	48,702
TOTAL CURRENT LIABILITIES	215,232	116,693	381,801

LONG TERM LIABILITIES
Obligations under operating lease - Note 7	$70,195	$-	$-
TOTAL LONG TERM LIABILITIES	$70,195	$-	$-

TOTAL CURRENT AND LONG TERM LIABILITIES	$285,427	$116,693	$381,801

Commitments and Contingencies	$-	$-	$-

STOCKHOLDERS’ EQUITY
Common Stock – Note 12 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 7,647,388 (May 31, 2018 - 9,090,018) (May 31, 2017 - 8,263,332)	$765	$909	$826
Additional Paid in Capital	2,745,145	6,797,682	3,806,170
Shares subscribed	-	-	59,598
Accumulated Deficit	(2,108,371)	(1,746,279)	(330,382)
Non-controlling interest – Note 13	1,265,764	-	-
TOTAL STOCKHOLDERS’ EQUITY	1,903,303	5,052,312	3,536,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,188,730	$5,169,005	$3,918,013

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the seven	For the	For the seven	For the
	months ended	year ended	months ended	year ended
	December 31,	May 31,	December 31,	May 31,
	2018	2018	2017	2017
Revenues
Revenues	$278,500	$65,000	$30,000	$5,000

Operating Expenses
Administrative and other operating expenses	$57,721	$36,500	$21,383	$23,719
Advertising and Promotion	9,616	4,763	3,765	5,559
Depreciation	4,962	3,208	1,458	-
Consulting fees	49,500	42,000	24,500	-
Management fees	56,090	88,040	70,100	3,625
Professional fees	129,150	113,346	71,514	58,154
Rent	12,279	3,250	2,000	750
Salaries and wages	173,805	-	-	-
Travel	27,423	-	-	-
Amortized right of use assets	24,117	-	-	-
Loss/Gain on disposition of assets	1,069	30,596	-	-
Loss on debt extinguishment	-	76,334	76,334	-
Loss on acquisition of deposit	-	779,278	779,278	-
Total Expenses	$545,732	$1,177,315	$1,050,332	$91,807

Operating income/loss before interest expense and impairment	(267,232)	(1,112,315)	(1,020,332)	(86,807)
Other interest income	4,229	6,463	2,973	-
Interest expense	-	(2,727)	(2,727)	(14,478)
Impairment	(168,000)	(307,318)	-	-

Operating loss before income taxes including non controlling interests	$(431,003)	$(1,415,897)	$(1,020,086)	$(101,285)
Income Taxes	-	-	-	-
Net income/loss attributed to non-controlling interest	68,911	-	-	-

Net loss and comprehensive loss	$(362,092)	$(1,415,897)	$(1,020,086)	$(101,285)
Loss per share of common stock
-Basic and diluted	$(0.040)	$(0.160)	$(0.116)	$(0.014)
Weighted average no. of shares of common stock
-Basic and diluted	9,090,018	8,868,720	8,803,075	7,247,087

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Seven Months Ended December 31, 2018 and December 31, 2017, and for the Years Ended May 31, 2018

and May 31, 2017

		par value	Additional			Non -
	Common	at $0.0001	Paid-in	Shares	Accumulated	Controlling
For December 31, 2018	Shares	Amount	Capital	Subscribed	Deficit	Interests	Total

Balance, May 31, 2018	9,090,018	$909	$6,797,682	$-	$(1,746,279)	$-	$5,052,312

Net loss and comprehensive loss	-	-	-	-	(13,739)	-	(13,739)

Balance, August 31, 2018	9,090,018	$909	$6,797,682	$-	$(1,760,018)	$-	$5,038,573
Non-controlling interests	-	-	-	-	-	884,675	884,675
Net loss and comprehensive loss	-	-	-	-	(250,460)	(57,305)	(307,765)

Balance, November 30, 2018	9,090,018	$909	$6,797,682	$-	$(2,010,478)	$827,370	$5,615,483

Shares cancelled for disposal of assets	(400,000)	(40)	(611,960)	-	-	-	(612,000)
Shares issued at $3.30 per share for debts	10,001	1	33,000	-	-	-	33,001
Shares cancelled for disposal of assets	(1,052,631)	(105)	(3,473,577)	-	-	-	(3,473,682)
Non-controlling interests	-	-	-	-	-	450,000	450,000
Net loss and comprehensive loss	-	-	-	-	(97,893)	(11,606)	(109,499)

Balance, December 31, 2018	7,647,388	$765	$2,745,145	$-	$(2,108,371)	$1,265,764	$1,903,303

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Seven Months Ended December 31, 2018 and December 31, 2017, and for the Years Ended May 31, 2018

and May 31, 2017

		par value	Additional
For May 31, 2018	Common	at $0.0001	Paid-in	Shares	Accumulated
	Shares	Amount	Capital	Subscribed	Deficit	Total
Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,212

Shares issued at $3.50 per share for assets	400,000	40	1,399,960	-	-	1,400,000
Shares issued at $3.50 per share for assets	6,000	1	20,999	-	-	21,000
Shares issued at $3.50 per share	31,128	3	108,945	(59,598)	-	49,350
Shares issued at $3.50 per share for leasehold improvements	10,000	1	34,999	-	-	35,000
Shares issued at $3.50 per share	78,671	8	275,340	-	-	275,348
Shares issued at $3.00 per share for debts	101,778	10	381,658	-	(76,334)	305,334
Shares issued at $3.50 per share for services	16,000	2	55,998	-	-	56,000
Subscriptions received at $3.50 per share	-	-	-	107,131	-	107,131
Net loss and comprehensive loss	-	-	-	-	(869,406)	(869,406)

Balance, August 31, 2017	8,906,909	$891	$6,084,069	$107,131	$(1,276,122)	$4,915,969

Shares issued at $3.50 per share	40,609	4	142,127	(107,131)	-	35,000
Subscriptions received at $3.50 per share	-	-	-	3,500	-	3,500
Subscriptions received at $4.00 per share	-	-	-	20,000	-	20,000
Net loss and comprehensive loss	-	-	-	-	(73,723)	(73,723)

Balance, November 30, 2017	8,947,518	$895	$6,226,196	$23,500	$(1,349,845)	$4,900,746

Shares issued at $3.50 per share	1,000	-	3,500	(3,500)	-	-
Shares issued at $4.00 per share	5,000	-	20,000	(20,000)	-	-
Shares issued at $4.20 per share for assets	10,000	1	41,999	-	-	42,000
Subscriptions received at $4.00 per share	-	-	-	6,000	-	6,000
Shares to be issued at $4.00 for debts	-	-	-	100,000	-	100,000
Net loss and comprehensive loss	-	-	-	-	(311,822)	(311,822)

Balance, February 28, 2018	8,963,518	$896	$6,291,695	$106,000	$(1,661,667)	$4,736,924

Shares issued at $4.00 per share	1,500	-	6,000	(6,000)	-	-
Shares issued at $4.00 for debts	25,000	3	99,997	(100,000)	-	-
Shares issued at $4.00 for assets	100,000	10	399,990	-	-	400,000
Net loss and comprehensive loss	-	-	-	-	(84,612)	(84,612)

Balance, May 31, 2018	9,090,018	$909	$6,797,682	$-	$(1,746,279)	$5,052,312

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-6

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Seven Months Ended December 31, 2018 and December 31, 2017, and for the Years Ended May 31, 2018

and May 31, 2017

		par value	Additional
	Common	at $0.0001	Paid-in	Shares	Accumulated
For December 31, 2017	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,212

Shares issued at $3.50 per share for assets	400,000	40	1,399,960	-	-	1,400,000
Shares issued at $3.50 per share for assets	6,000	1	20,999	-	-	21,000
Shares issued at $3.50 per share	31,128	3	108,945	(59,598)	-	49,350
Shares issued at $3.50 per share for services	10,000	1	34,999	-	-	35,000
Shares issued at $3.50 per share	78,671	8	275,340	-	-	275,348
Shares issued at $3.00 per share for debts	101,778	10	381,658	-	(76,334)	305,334
Shares issued at $3.50 per share for services	16,000	2	55,998	-	-	56,000
Subscriptions received at $3.50 per share	-	-	-	107,131	-	107,131
Net loss and comprehensive loss	-	-	-	-	(869,406)	(869,406)

Balance, August 31, 2017	8,906,909	$891	$6,084,069	$107,131	$(1,276,122)	$4,915,969

Shares issued at $3.50 per share	40,609	4	142,127	(107,131)	-	35,000
Subscriptions received at $3.50 per share	-	-	-	3,500	-	3,500
Subscriptions received at $4.00 per share	-	-	-	20,000	-	20,000
Net loss and comprehensive loss	-	-	-	-	(73,723)	(73,723)

Balance, November 30, 2017	8,947,518	$895	$6,226,196	$23,500	$(1,349,845)	$4,900,746

Shares issued at $3.50 per share	1,000	-	3,500	(3,500)	-	-
Shares issued at $4.00 per share	5,000	-	20,000	(20,000)	-	-
Shares to be issued at $4.00 for debts	-	-	-	100,000	-	100,000
Net loss and comprehensive loss	-	-	-	-	(624)	(624)

Balance, December 31, 2017	8,953,518	$895	$6,249,696	$100,000	$(1,350,469)	$5,000,122

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-7

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Seven Months Ended December 31, 2018 and December 31, 2017, and for the Years Ended May 31, 2018

and May 31, 2017

		par value	Additional
	Common	at $0.0001	Paid-in	Shares	Accumulated
For May 31, 2017	Shares	Amount	Capital	Subscribed	Deficit	Total

Balance, May 31, 2016	7,000,000	$700	$16,300	$-	$(229,097)	$(212,097)
Net loss and comprehensive loss	-	-	-	-	(19,732)	(19,732)

Balance, August 31, 2016	7,000,000	$700	$16,300	$-	$(248,829)	$(231,829)
Net loss and comprehensive loss	-	-	-	-	(26,265)	(26,265)

Balance, November 30, 2016	7,000,000	$700	$16,300	$-	$(275,094)	$(258,094)
Net loss and comprehensive loss	-	-	-	-	(8,188)	(8,188)

Balance, February 28, 2017	7,000,000	$700	$16,300	$-	$(283,282)	$(266,282)

Shares issued at $3.00 per share	1,250,000	125	3,749,875	-	-	3,750,000
Shares issued at $3.00 per share	13,332	1	39,995	-	-	39,996
Shares subscribed at $3.50 per share	-	-	-	59,598	-	59,598
Net loss and comprehensive loss	-	-	-	-	(47,100)	(47,100)

Balance, May 31, 2017	8,263,332	$826	$3,806,170	$59,598	$(330,382)	$3,536,212

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-8

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the seven	For the	For the seven	For the
	months ended	year ended	months ended	year ended
	Dec 31 2018	May 31 2018	Dec 31 2017	May 31 2017

Cash Flows from operating activities:
Net loss and comprehensive loss Including non controlling interests	$(431,003)	$(1,415,897)	$(1,020,086)	$(101,285)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Loss on debt extinguishment	-	76,334	76,334	-
Loss on acquisition of deposit	-	779,278	779,278	-
Loss on disposition of asset	-	29,750	-	-
Gain on disposition of asset	-	846	-	-
Impairment on mineral properties	-	276,318	-	-
Impairment on intangible asset	168,000	-	-	-
Impairment on investments	-	31,000	-	-
Depreciation	4,962	3,208	1,458	-
Interest on receivables	(4,229)	(6,463)	(2,972)	-
Lease interest	1,552	-	-	-
Amortization of ROU asset - Vehicle	6,154	-	-	-
Amortization of ROU asset - Office lease	17,963	-	-	-
Shares for accounts payable	33,001	-	-	-
Shares for services	-	56,000	56,000	-
Changes in current assets and liabilities
Prepaid expenses	(34,910)	16,389	26,180	(6,917)
Other receivables	(149,135)	(190,000)	(190,000)	-
Right of Use Asset - vehicle	(22,724)	-	-	-
Accounts payable and accrued expenses	80,656	30,877	30,385	22,200
Amount due to directors	-	11,618	-	1,293
Amount due to shareholders	(9,476)	-	1,832	1,832
Deferred revenue	(25,000)	(5,000)	-	30,000
Payment of lease liability	(18,210)	-	-	-
Interest payable	-	2,730	2,730	14,478
Net cash used in operating activities	$(382,399)	$(303,012)	$(238,861)	$(38,399)

Cash Flows from investing activities:
Note receivables	-	(200,000)	(200,000)	-
Acquisition of assets	(730,770)	(258,996)	(258,996)	-
Proceeds from sale of investment	26,750	6,000	-	-
Net Cash used in investing activities	$(704,020)	$(452,996)	$(458,996)	$-

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	496,331	466,830	39,996
Shares to be issued	-	-	-	59,598
Proceeds from notes payable	-	100,000	100,000	99,901
Non controlling interest	1,334,675	-	-	-
Net Cash provided by financing activities	$1,334,675	$596,331	$566,830	$199,495

Net (decrease) increase in cash and cash equivalents	248,256	(159,677)	(131,027)	161,096
Cash and cash equivalents at beginning of period	1,419	161,096	161,096	-
Cash and cash equivalents at end of period	$249,675	$1,419	$30,069	$161,096

Supplement Disclosures
Cash paid for:
Interest	$-	$-	$-	$14,478
Taxes	$-	$-	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for mineral rights	$-	$-	$-	$3,750,000
Common stock issued for deposit on lease	-	1,400,000	1,400,000	-
Common stock issued for leasehold improvements	-	35,000	35,000	-
Common stock issued for investments	-	463,000	21,000	-
Common stock issued for debts	-	405,334	305,334	-
Accounts receivable issued for sale of investment	-	257,400	-	-
Common stock cancelled for mineral rights	(3,473,682)	-	-	-
Common stock cancelled for deposit on lease	(612,000)	-	-	-

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-9

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The Company has changed its year end to December 31.

2. Going Concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP”, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $2,108,371 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $249,675 cash on hand as at December 31, 2018. Cash used in operations was $382,399 for the seven month period ended December 31, 2018. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of principal accounting policies

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-10

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

Consolidation

The consolidated financial statements include the accounts of the Company’s joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) and Cormo USA Inc. The Company controls 55% of Hero Wellness Systems Inc. and 35% of Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated financial statements commencing September 01, 2018. The non-controlling interest that were not attributable to the Company have been reported separately. (See Note 13, Note 14).

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operating ventures consist of Hero Wellness Systems, Cormo USA and Sustainable Projects Group. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the net sales less cost of sales, general and administrative expenses and does not include amortization of any sorts, stock-based compensation or any other charges (income), net and interest and other, net. As at December 31, 2018, the Company only has revenue to report for the consultancy work it performed. There were no revenues from Hero Wellness Systems or Cormo USA.

	Seven months	The year	Seven months	The year
	ended	ended	ended	ended
	Dec 31 2018	May 31 2018	Dec 31 2017	May 31 1017

Net Sales
Sustainable Projects Group	$278,500	$65,000	$30,000	$5,000
Hero Wellness Systems	-	-	-	-
Cormo USA	-	-	-	-
Total Sales	$278,500	$65,000	$30,000	$5,000

Total Assets
Sustainable Projects Group	$912,570	$5,169,005	$5,098,579	$3,918,013
Hero Wellness Systems	188,660	-	-	-
Cormo USA	1,087,500	-	-	-
Total Assets	$2,188,730	$5,169,005	$5,098,579	$3,918,013

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-11

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Intangible assets

Included in intangible asset is the acquisition of the Gator Lotto App. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. This is amortized over its estimated useful life of three years. The gross cost and accumulated amortization of the intangible asset will be removed when the recorded amounts are fully amortized and the asset is no longer in use. During the period ended December 31, 2018, the Company determined that an impairment of $168,000 was required which approximate its market value. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future.

Included in the intangible asset is also the exclusive license from Cormo AG for North America. The exclusive license includes, but not limited to, the intellectual property, know-how, patent trade marks and all present and future process improvements, product applications and related know-how from Cormo AG. The license is amortized over its estimated useful life of twenty years, which is the term of the registered patent. The amortization will begin at January 1, 2019 as that was when operations began.

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

For the seven months period ended December 31, 2018, there was $68,911 of non-controlling interest that was reconciled to the net loss and comprehensive loss presented in the statements of operations.

Loss per share

The Company reports basic loss per share in accordance with ASC Topic 260 Earnings Per Share (“EPS”). Basic loss per share is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic EPS is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. All EPS presented in the financial statements are basic EPS as defined by ASU 260, “Earnings Per Share”. There are no diluted net income/ (loss) per share on the potential exercise of the equity-based financial instruments, hence a state of anti-dilution has occurred

Website development costs

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-12

Advertising and Promotion Costs

The Company follows ASC 720 “Advertising Costs” and expenses costs as incurred.

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

Mineral property costs and impairment

All costs of acquisition and option costs of mineral and property rights are capitalized upon acquisition. To determine if the capitalized mineral property costs are in excess of their recoverable amount, the Company shall conduct periodic evaluation of the carrying value of the capitalized costs based upon expected future cash flows and/or estimated salvage value in accordance to ASC 360-10-35-15 “Impairment or Disposal of Long Lived Assets”. Exploration and pre-extraction expenditures shall be expensed until such time the Company exits the exploration stage by establishing proven or probable reserves. Expenditures relating to exploration activities such as drill programs to search for mineralized materials shall be expensed as incurred. Expenditures relating to pre-extraction activities such as construction of mine, well fields, ion exchange facilities and disposal wells shall be expensed as incurred until such time proven or probable reserves are established for a particular project, after which subsequent expenditures relating to mine development activities for the particular project shall be capitalized as incurred. As at May 31, 2018, the Company recorded an impairment of $276,318 for the mineral properties. At December 31, 2018, the Company sold and transferred all the mineral properties claims to its original owner in exchange for the return of 1,052,631 common shares of the Company for cancellation.

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

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. All financial instruments approximate their fair value.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-13

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

Equity investments

The Company invests in equity securities of public and non-public companies for business and strategic purposes. Investments in public companies are carried at fair value based on quoted market prices. Investments in equity securities without readily determinable fair values are carried at cost, minus impairment, if any. The Company reviews its equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, the Company considers the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, and among other factors in its review. If management’s assessment indicates that an impairment exists, the Company estimates the fair value of the equity investment and recognizes in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its’ carrying amount.

Deferred revenue

Deferred revenue is a short-term liability that represents revenues received but not earned. When the Company recognizes its revenue, the deferred revenue liability will be eliminated. As at December 31, 2018, the Company received $Nil deferred revenue (May 31, 2018 - $25,000; May 31, 2017 $30,000).

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended December 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Where there is a contract for services, the Company perform the obligations and bills monthly for its services as rendered. Where there is no contract, the Company performs the obligation and/or service and recognize revenues as provided. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. The Company has one contract with one related party customer where a time period required for notice of termination. Termination penalties are non-substantive and can be performed by either party. As at December 31, 2018, all of the revenues were from related parties.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-14

Accounts receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There are no receivables considered uncollectible as of December 31, 2018.

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

Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at December 31, 2018, May 31, 2018 and May 31,2017.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-15

The Company has identified its federal tax return and its state tax returns in the State of Nevada as its major tax jurisdictions. The Company maintains an office in the State of Florida and has also filed its registration there, and shall be subject to state tax returns in Florida as well.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB is expected to issue the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718)”, Improvements to Nonemployee Share-Based Payment Accounting”, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified nonemployee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to reassess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of this new standard does not have an impact on the Company’s financial statements.

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above do not expect to have a material effect on the accompanying financial statements.

4. Note receivable

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022. As of the date of this report, the total principal and accrued interest was paid in full. (see Note 14, Note 16).

As of December 31, 2018, the balance and interest owing was $210,692.

December 31, 2018			May 31, 2018
Principal	Interest	Total	Principal	Interest	Total

$200,000	$10,692	$210,692	$200,000	$6,463	$206,463

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-16

Other receivables – related party

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 in which Amixca AG has agreed to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, the full amount was repaid, (See Note 14, Note 16)

The Company entered into a Share Purchase Agreement dated July 25, 2017 with Flin Ventures AG to purchase all the shares of myfactor.io AG for $175,500 (EUR 150,000) subject to due diligence, buy back of an outstanding bond issued by myfactor.io AG for $83,496 (EUR 70,000) and other conditions. Effective December 4, 2017, myfactor.io AG was purchased and the acquisition was classified as a held for sale asset and was recorded at fair market value. Due diligence costs with respect to this Share Purchase Agreement were included in investments. Each company was managed and financed autonomously. The Company held the asset and subsequently sold this asset in its present condition as at May 31, 2018 for $257,400 (EUR 220,000). During the period ended December 31, 2018, the company received $124,772 for the sale of the asset. There remains $29,773 outstanding. (See Note 14).

5. Investments

As of July 6, 2017, the Company entered into a share exchange agreement to acquire 20% ownership of SPG (Europe) AG by purchasing 2,000 shares of SP Group (Europe) AG from a shareholder of SP Group (Europe) AG, in exchange for the issuance of 6,000 common shares of the Company at a value of $3.50 per share, which was the fair value of the shares at the time of the transaction ($21,000). In accordance to the Dividend Agreement signed by the parties, the Company is to receive 20% of the declared dividends. The Company shares a common director, common management and a majority shareholder with SP Group (Europe) AG. As a result, it was determined that the Company would ordinarily have significant influence; however, the investee lacks the financial information that the Company, and any other shareholder, would need to apply the equity method of accounting. The Company has attempted and failed to obtain that information and accordingly concluded it appropriate to account for the investment using the cost method at this time.

On January 18, 2018, the Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. The sale from SP Group (Europe) AG created a gain of $750 for the Company. The Company sold all their remaining shares of SP Group (Europe) on December 26, 2018 back to SP Group (Europe) AG for $15,000. (See Note 14).

On January 30, 2018, the Company acquired 10% ownership of Falcon Projects AG by purchasing 10 shares of Falcon Projects by issuing 10,000 shares of the Company valued at $4.20 per share ($42,000). On December 26, 2018, the Company sold all of its shares of Falcon Projects AG for $11,000. During the year ended May 31, 2018, the Company recorded an impairment of $31,000. (See Note 14).

6. Prepaid expenses and deposits

	Dec 31, 2018	May 31, 2018	May 31, 2017

Prepaid expenses	$29,160	$-	$6,917
Deposit on lease	5,000	5,250	-
Deposit on lease (CHF)	-	600,000	-
Foreign exchange on lease deposit	-	6,000	-

Total	$34,160	$611,250	$6,917

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-17

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

7. Assets

Right of Use Asset – Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments. The Company intends to return the vehicle at the end of the lease period. At December 31, 2018, the remaining right of use asset was $16,569.

Right of Use Asset	$22,724
Accum Amortization	$(6,155)
$16,569

Right of Use Asset – Office Lease

On June 18, 2018, the Company entered into a sublease agreement to rent office space in Naples, Florida. The office lease commences September 01, 2018 through to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75). The Company has elected to separate the lease and non-lease components. The following annual minimum lease commitments under the lease do not include CAM costs and taxes:

2019	$55,818
2020	57,402
2021	14,449
$127,669
Amount representing interest	(5,115)
Lease obligation, net	$122,554
Less current portion	(52,359)
Lease obligation - long term	$70,195

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-18

The remaining office lease liability at December 31, 2018 was $122,554. The current portion of the lease liability was $52,359 and the non-current portion of the lease liability was $70,195.

At December 31, 2018, the remaining right of use asset for the office lease was $121,250. An annual rate of 3.5% was used which is the rate used for loans in the Company. The right of use asset is being amortized over the duration of the lease.

Right of Use Asset	$139,212
Accum Amortization	$(17,962)
$121,250

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

The leasehold improvements for the Florida office will be depreciated straight-line over the term of the office lease commencing September 1, 2018 and ending March 31, 2021.

		Accumulated
	Cost	Depreciation	Net

Leasehold Improvements	$35,000
Write down of assets	$(29,750)

	$5,250	$5,250	$-
Leasehold Improvements (Florida)	$6,072	$784	$5,288
	$11,322	$6,034	$5,288

Office Furniture and Equipment

The office furniture and equipment is depreciated straight-line for a period of 3 years.

Cost	Accumulated Depreciation	Net

$13,698	$2,137	$11,561

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-19

The Company has an interest in 13 mineral claims. All the mineral claims are contiguous. Nine (9) of the mineral claims are freehold patented mineral claims and the other four (4) mineral claims are unpatented Crown Land claims. The combined claims make up an area of 336 hectares which is equivalent to approximately 810 acres.

Subsequent to December 31, 2018, the Company returned the interest of the mineral properties back to its original owner and negotiated the return of 1,052,631 of the restricted shares back to treasury and cancelled. The Company calculated the re-acquisition of the 1,052,631 restricted shares and determined that an impairment of $276,318 was required.

9. Intangible Assets

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The Company will amortize the intangible asset over a three-year period, once it completes further development on its App. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company determined that an impairment of $168,000 was required which approximate its market value. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future.

Cormo USA Inc., the joint venture with the Company, has an exclusive license agreement from Cormo AG for North America. The exclusive license includes, but not limited to, the intellectual property, know-how, patent trade marks and all present and future process improvements, product applications and related know how from Cormo AG. As part of the joint venture agreement, Cormo AG’s contribution for its 35% interest was the license to Cormo USA. The license was valued to be $700,000 pursuant to its authorized share capital. The license will be amortized over its estimated useful life of twenty years, which is the term of the registered patent. The Company will commence the amortization of the license beginning January 2019. The following is the amortization amounts for each of the next five years:

2019	$35,000
2020	$35,000
2021	$35,000
2022	$35,000
2023	$35,000
And thereafter	$525,000

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of December 31, 2018 are summarized as follows:

	Dec 31, 2018	May 31, 2018	May 31, 2017

Accrued audit fees	$53,500	$23,500	$9,000
Accrued accounting fees	50,500	20,500	1,126
Accrued legal fees	6,075	10,814	22,756
Accrued office expenses	39,530	14,135	5,190

Total	$149,605	$68,949	$38,072

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-20

11.  Notes Payable

Related Parties:

There were six (6) unsecured promissory notes bearing interest at 8% per annum which were due on demand to a shareholder of the Company at May 31, 2017.

Date	Principal	Interest	Total

October 6, 2010	$3,000	$1,598	$4,598
February 22, 2011	1,500	753	2,253
May 17, 2011	7,500	3,626	11,126
September 16, 2011	5,000	2,284	7,284
November 4, 2011	5,000	2,230	7,230
December 14,2012	13,000	4,473	17,473

Total	$35,000	$14,964	$49,964

There were five (5) unsecure promissory notes bearing interest at 4% per annum which were due on demand due to shareholders of the Company at May 31, 2017.

Date	Principal	Interest	Total

July 4, 2016	$1,000	$36	$1,036
July 12, 2016	25,000	885	25,885
September 15, 2016	20,000	565	20,565
December 22, 2016	13,901	244	14,145
January 13, 2017	10,000	151	10,151
March 08, 2017	30,000	276	30,276

Total	$99,901	$2,157	$102,058

There was one (1) unsecured promissory note bearing interest at 8% per annum which is due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option at May 31, 2017. The convertible note was at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

September 04, 2013	$30,000	$8,975	$38,975

Unrelated Parties:

There was one (1) unsecured promissory note bearing interest at 8% per annum which is due on demand at May 31, 2017.

Date	Principal	Interest	Total

March 15, 2012	$10,000	$4,171	$14,171

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-21

There were five (5) unsecured promissory notes bearing interest at 8% per annum which are due on demand, and convertible at a conversion price of US$0.005 per share at the lender’s option at May 31, 2017. The convertible notes were at the same interest rate as promissory notes that have no conversion feature.

Date	Principal	Interest	Total

April 2, 2013	$14,000	$4,664	$18,664
October 15, 2013	15,000	4,353	19,353
January 8, 2014	10,000	2,716	12,716
December 3, 2014	20,000	3,993	23,993
September 22, 2015	20,000	2,709	22,709

Total	$79,000	$18,435	$97,435

12. Common stock

Share transactions during the seven months ended December 31, 2018:

a)	Cancellation and the return of 400,000 restricted shares of common stock for the deposit for the office lease back to treasury. The cancellation of the lease deposit was valued at $612,000 which is the deposit of CHF 600,000.

b)	The Company settled debts totaling $33,001 to shareholders by providing 10,001 shares at $3.30 per share, which was the fair value of the shares at the time of the transaction. The shares were issued subsequent to the period ended December 31, 2018.

c)	The Company returned the interest of the mineral properties back to its original owner and negotiated the return of 1,052,631 of the restricted shares back to treasury and cancelled. The Company calculated the re-acquisition of the 1,052,631 restricted shares and determined that an impairment of $276,318 was required. The cancelled shares were valued at $3,473,682.

Share transactions during the year ended May 31, 2018:

a)	Issued 400,000 restricted shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a total value of $1,400,000. The Company recorded a $779,278 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, which was determined based on previous issuances in the current fiscal year.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-22

c)	Sold 31,128 shares of common stock for cash at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock for cash at $3.50 per share.

f)	Issued 101,778 shares of common stock at $3.00 per share for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest. At the time, the Company’s stock price was at $3.75 per share. The Company recorded a debt extinguishment loss of $76,334.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

h)	Sold 40,609 shares of common stock for cash at $3.50 per share.

i)	Sold 1,000 shares of common stock for cash at $3.50 per share.

j)	Sold 5,000 shares of common stock for cash at $4.00 per share.

k)	Issued 10,000 shares of common stock at $4.20 per share for the purchase of 10% holdings of Falcon Projects AG.

l)	The Company settled a debt with Workplan Holding AG of CHF 100,000 by providing 25,000 restricted shares valued at $4.00 per share.

m)	Sold 1,500 shares of common stock for cash at $4.00 per share.

n)	Issued 100,000 shares of common stock at $4.00 per share for the acquisition of Gator Lotto.

Share transactions during the year ended May 31, 2017:

a)	Sold 13,332 shares of common stock at $3.00 per share.

b)	Issued 1,250,000 shares of common stock for the acquisition of 2 mineral properties. The shares were valued at $3.00 per share.

At December 31, 2018, the Company had 8,690,018 common shares outstanding. (May 31, 2018 - 9,090,018 and May 31, 2017 – 8,263,332).

There were no warrants or stock options outstanding as of December 31, 2018, May 31, 2018 and May 31, 2017.

13. Equity in joint venture, Non-controlling interest

The Company is involved in two joint venture businesses and has a majority control of both Hero Wellness Systems Inc. and Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate. It runs the day to day operations, makes all managerial decisions and has the voting power over these entities. The Company will provide and help in the financial support of these ventures, on an as needed basis.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-23

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 14). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. As at December 31, 2018, Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The following summary information on the joint venture amounts are based on contributions received through to December 31, 2018:

Assets	$415,723
Liabilities	5,000
Net Assets	$410,723

Revenues	$-
Expenses	110,777
Net Income	$(110,777)

Company’s interest share on net income	$(60,928)

Capital contribution to joint venture	$51,000

Company’s interest share in net assets	$225,897

Non-controlling interest on net income	$(49,850)

Equity of Joint Venture	$521,500
Company’s portion	286,825
Non-controlling interest in equity	$234,675

Cormo USA Inc.

The Company has a controlling interest of 35% in a joint venture of Cormo USA Inc. (See Note 14) Cormo USA Inc. is in the business of producing and developing peat moss replacement and natural foam products and technologies. Cormo USA was incorporated November 2018 and has just started to set up its business. The company is researching viable properties to set up its manufacturing plant. It is also investigating various economic development programs for assistance to build its plant and operations. The following summary information on the joint venture amounts are based on contributions received through to December 31, 2018:

Assets	$1,787,500
Liabilities	16,824
Net Assets	$1,770,676

Revenues	$-
Expenses	29,324
Net Income	$(29,324)

Company’s interest share on net income	$(10,264)

Capital contribution to joint venture	$-

Company’s interest share in net assets	$619,736

Non-controlling interest on net income	$(19,061)

Equity of Joint Venture	$1,800,000
Company’s portion	700,000
Non-controlling interest in equity	$1,100,000

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-24

In summary, the total aggregate non-controlling interest on net income was ($ 68,911) and the total aggregate non-controlling interest in equity was $ 1,334,675.

For Hero Wellness Systems Inc.	$(49,850)
For Cormo USA Inc.	(19,061)
Total non-controlling interest on net income	$(68,911)

For Hero Wellness Systems Inc.	$234,675
For Cormo USA Inc.	1,100,000
Total non-controlling interest in equity	$1,334,675
Less non-controlling interest on net income	(68,911)
Total non-controlling interest	$1,265,764

14. Related party transactions

During the period ended December 31, 2018, the Company incurred management fees from two directors totaling an aggregate of $56,090 (for the seven months ended December 31, 2017 - $70,100; May 31, 2018 - $88,040; May 31, 2017 – $3,625). As at December 31, 2018, $Nil (for the seven months ended December 31, 2017 - $Nil; May 31, 2018 - $11,340; May 31, 2017 - $1,293) was owing to directors for management fees, and $1,200 (May 31, 2018 - $1,572) for expenses paid on behalf of the Company; and $12,068 (for the seven months ended December 31, 2017 $1,832; May 31, 2018 - $9,833; May 31, 2017 - $9,833) was owing to shareholders for expenses paid on behalf of the Company.

During the period ended December 31, 2018, the Company paid $1,750 (for seven months ended December 31, 2017 - $2,000; May 31, 2018 - $3,250; May 31, 2017 - $1,750) to a company with a director in common for rent for its office in Naples, Florida; $4,000 for website maintenance; $1,412 for communication expenses and $11,000 for further development of its intangible asset (May 31, 2017 - $10,500 for advertising and website design).

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-25

The shareholder paid expenses on behalf of the Company in the amount of $500. As at December 31, 2018, $236 was owing (May 31, 2018 - $500).

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

The Company settled $25,000 debt with Workplan Holding Inc. by entering into an agreement to issue 7,576 restricted shares valued at $3.30 per share.

Amixca AG

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, the Company received $124,772. There remains $29,733 outstanding. (see Note 4).

Alimex GmbH

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due June 28, 2022. As of December 31, 2018, the principal and interest owing was $210,692 (for the seven months ended December 31, 2017 - $202,973; May 31, 2018 - $206,463). On May 2, 2018, Alimex Gmbh assigned its interest in the note receivable from the Company to Workplan Holding on the same repayment terms. As of the date of this report, the note receivable and accrued interest totaling $215,228 was paid in full. (see Note 4).

SP Group (Europe) AG

SP Group (Europe) AG and the Company share a common majority shareholder. The Company entered into a 3 year consulting agreement with SP Group (Europe) AG whereby the Company will provide advisory and consulting services commencing May 1, 2017. This consulting agreement was terminated in August 2018. A new consulting agreement was entered on June 27, 2018 for a two year period commencing July 1, 2018 and ending June 30, 2020 in which SP Group (Europe) AG agrees to pay the Company $40,000 per month for financial research, due diligence services, and presentation materials for developmental prospects. The Company performs the obligations and invoices SP Group (Europe) AG on a monthly basis for services as rendered. Either party may terminate the agreement by providing 2 weeks written notice, As of December 31, 2018, there was $Nil remaining in deferred revenues (for the seven months ended December 31, 2017 - $30,000; May 31, 2018 - $25,000; May 31, 2017 - $30,000). As of the December 31, 2018 Company booked $240,000 in consulting revenues from SP Group (Europe) AG (for the seven months ended December 31, 2017 - $30,000; May 31, 2018 - $65,000; May 31, 2017 - $5,000). The consultancy agreement with SP Group (Europe) AG was mutually terminated at the end of March 2019.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-26

On July 6, 2017, the Company entered into an agreement with SP Group (Europe) AG to acquire 20% ownership of SP Group (Europe) AG by issuing 6,000 restricted common stock of the Company at $3.50 per share for a total value of $21,000. SP Group (Europe) AG has a portfolio of approximately 20 different projects in the natural resources sector which it develops and finances. SP Group (Europe) AG and Workplan Holdings Inc. have a common shareholder and director. (See Note 5).

The Company sold 25% interest of its ownership of SP Group (Europe) AG for $6,000. The sale from SP Group (Europe) AG created a gain of $750 for the Company. The $6,000 was paid by the buyer during the period ended May 31, 2018. The Company sold all their remaining shares of SP Group (Europe) on December 26, 2018 back to SP Group (Europe) AG for $15,000.

The Company’s majority shareholder, Christopher Grunder of Workplan Holding Inc., sold an aggregate 4,148,868 restricted shares of the Company in three separate private transactions. As a result, there was a change in the voting shares of the Company. Stefan Muehlbauer, the CEO of the Company, now owns 13.1% of the issued and outstanding shares of Company; Paul Meier now owns 19.7% of the issued and outstanding shares of the Company; and Kurt Muehlbauer now owns 6.5% of the issued and outstanding shares of the Company. Christopher Grunder, sole shareholder of Workplan Holding Inc., now owns 1.1% of the issued and outstanding shares of the Company. Kurt Muehlbauer is the father of Stefan Muehlbauer, CEO and director of the Company

Global Gaming Media Inc.

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder (Christopher Grunder), and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The Company will amortize the intangible asset over a three-year period, once it completes further development on its App. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company determined that an impairment of $168,000 was required which approximate its market value. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future.

Transactions in Joint Ventures

The Company is involved in two joint venture businesses and has a majority control of both Hero Wellness Systems Inc. and Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate. It runs the day to day operations, makes all managerial decisions and has the voting power over these entities. The Company will provide and help in the financial support of these ventures, on an as needed basis.

Hero Wellness Systems Inc.

On September 29, 2018, the Company entered into a joint venture agreement with Vitalizer Americas Inc. with its principal purpose to import, sale and distribute certain products offered by Vitalizer International AG of Switzerland. In April 2019, Vitalizer Americas Inc.’s name was changed to Hero Wellness Systems Inc. as it was no longer dealing with Vitalizer International AG. The Company holds 55% interest, Christopher Grunder of Workplan Holding Inc. holds 15% interest and Kurt Muehlbauer holds 15% interest. Hero Wellness Systems is in the business of providing luxury massage therapy solutions. The operating results of Hero Wellness Systems Inc. have been incorporated in the consolidated financial statements of the Company. The non-controlling interest that were not attributable to the Company have been reported separately.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-27

Cormo USA Inc.

The Company entered into a letter of intent with Cormo AG on October 25, 2018 to form a joint venture agreement for the Company to provide business development, market research, sourcing, distribution and overall operations of Cormo AG’s exclusive unrestricted use of its patents and licenses in North America. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. On February 25, 2019 the joint venture shareholder’s agreement was finalized with a group of investors whereby the Company holds 35% interest, Cormo AG holds 35% interest, Paul Meier holds 2.5% interest, Stefan Muehlbauer holds 2.5% interest, and other investors hold an aggregate of 25% interest. As of the date of this report, the other investors contributed an aggregate of USD 400,000 to the joint venture. The operating results of Cormo USA Inc. have been incorporated in the consolidated financial statements of the Company. The non-controlling interest that were not attributable to the Company have been reported separately.

15. Income taxes

The following income tax do not include amounts from the joint ventures. The Company does not file consolidated income tax returns. Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the seven months ended December 31, 2018 and the years ended May 31, 2018 and 2017 for the Company is as follows:

	Dec 31 2018	May 31 2018	May 31 2017

Net loss for the period	$(281,179)	$(1,415,897)	$(101,285)
Statutory and effective tax rate	21%	21%	34%

Income tax expense (recovery) at the effective rate	$(59,048)	$(297,338)	$(34,437)
Permanent differences	394	262	735
Timing differences	(74,106)	235,039	-
Tax benefit deferred	132,759	62,037	33,702

Income tax recovery and income taxes recoverable	$-	$-	$-

The Company has accumulated net operating losses for income taxes purposes of $1,257,984 of which $625,796 will expire beginning in 2032 and the balance of $632,188 is indefinite. The components of the net deferred tax asset at December 31, 2018, May 31, 2018 and May 31, 2017 and the statutory tax rate and the effective tax rate, and the amount of the valuation respectively, are scheduled below:

	Dec 31 2018	May 31 2018	May 31 2017

Tax losses carried forward	$1,257,984	$625,796	$330,382

Statutory and effective tax rate	21%	21%	34%

Deferred tax asset	264,177	131,417	112,330
Valuation allowance	(264,177)	(131,417)	(112,330)

Net deferred asset	$-	$-	$-

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-28

The change in the valuation allowance for the period ended December 31, 2018 was $132,760. The change in valuation for years ended May 31, 2018 and 2017 was $19,087 and $34,437 respectively.

The Company file income tax returns in the United States of America and in the State of Nevada. The Company maintains its office in the State of Florida and is subject to state tax returns as well. At December 31, 2018, the Company is current with all its filings.

The US Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. The Tax Reform Act reduced the US federal corporate tax rate to 21% effective January 1, 2018, and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, we have completed the accounting for the tax effects of enactment of the Tax Reform Act.

16. Subsequent events

Subsequent to December 31, 2018, the following events took place:

A.	The Company settled debts of $8,001 with a shareholder of the Company by issuing 2,425 restricted shares of the Company at $3.30 per share. The Company settled debts with Workplan Holding Inc. of $25,000 by issuing 7,576 restricted shares of the Company at $3.30 per share.

B.	The Company issued 725 shares of the Company for subscription of $2.75 per share for the total amount of $1,993.75.

C.	On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022.

D.	On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the Chief Executive Officer of $20,000. The loan bears an interest rate of 3.5% per annum and is due on or before July 12, 2022. The loan is convertible in whole or in part at $1.45 per share.

E.	On August 7, 2019, the Company entered into an assignment of receivables with a shareholder whereby the Company assigned $471,759 of receivables and accrued interest in return for a cash payment of $450,000, payable in three separate transactions by September 15, 2019. As of the date of this report, the Company was in receipt of $340,000. The cash payment received was applied towards the Alimex Gmbh loan and accrued interest thereof, the Amixca AG deposit, and other receivables.

The Company evaluated all events and transactions that occurred after December 31, 2018 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page F-29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by SPGX’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2018. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of SPGX’s annual or interim financial statements will not be prevented or detected on a timely basis.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 19

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on SPGX’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by SPGX’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2018, May 31, 2018, and May 31, 2017 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2018, SPGX’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

There have been no other changes in SPGX’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting.

Item 9B.	Other Information

None

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 20

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

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

Stefan Muehlbauer ● Mr. Muehlbauer (41 years old) has been the Chief Executive Officer of SPGX since May 2018, the Chief Financial Officer of SPGX since July 2018, the Chief Communications Officer of SPGX and a director of SPGX since February 2017, and has been the Treasurer and Corporate Secretary of SPGX since January 2018, and was the Chief Financial Officer of SPGX from January to May 2018. During the past five years, Mr. Muehlbauer has served as CEO of Arma Communications Inc, a business development and marketing Agency in Naples, Florida since 2013. Previously, Mr. Muehlbauer held positions with several leading investment banks in Europe. Mr. Muehlbauer was the Chief Operating Officer at Silvia Quandt & Cie AG where he was responsible for building up the institution’s research and corporate finance activities. Mr. Muehlbauer received his degree in Finance from the University of Miami.

Tiffany Muehlbauer ● Mrs. Muehlbauer (40 years old) has been the Chief Operating Officer of SPGX since September 2018. During the past five years, Mrs. Muehlbauer has worked as Chief Operating Officer and Creative Director at Arma Communications Inc. Previously Mrs. Muehlbauer has worked as Head of Marketing and Equities Broker at Julius Baer Brokerage in Frankfurt Germany. Mrs. Muehlbauer holds a bachelors degree in Finance and Marketing from the University of Miami.

Dr. Philip Grothe ● Dr. Grothe (45 years old) has been a director of SPGX since July 2018 and was the President and Chief Executive Officer of SPGX from January 2017 to February 2017 and a director of SPGX from January 2017 to May 2018. During the past five years, Dr. Grothe has been the CEO of alimex Group since 2014. Prior to joining alimex he was partner and shareholder of Simon, Kucher & Partners, a top management consultancy focusing on strategy, marketing, pricing and sales. Dr. Grothe started his career at Deloitte Consulting where he worked as a manager and project leader in numerous marketing and sales projects. Dr. Grothe graduated in Economics and obtained his PhD in Strategic Management.

Lilibeth Fani Grunder ● Ms. Fani Grunder (38 years old) has been a director of SPGX since May 2018. During the past five years, Ms. Fani Grunder has been an account operations specialist with Nike in Switzerland and previous to that CEO of Timet in Zurich Switzerland.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 21

(c)	Family Relationships

There is no family relationship among the directors or officers of SPGX, with the exception of Tiffany Muehlbauer, who is the spouse of Stefan Muehlbauer.

(d)	Involvement in Certain Legal Proceedings

During the past 10 years, no director, officer, or promoter of SPGX has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or
●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 22

(e)	Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of SPGX to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to SPGX. Based solely on SPGX’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for the transition period from June 1, 2018 to December 31, 2018 were met, with the exception of the following:

(1) Stefan Muehlbauer failed to file a Form 4 – Change of Beneficial Ownership of Securities and a Schedule 13D in a timely manner, and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (2) Lilibeth Fani Grunder failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (3) Dr. Philip Grothe failed to file a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (4) Tiffany Muehlbauer failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities in a timely manner and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (5) Kurt Muehlbauer failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, and a Schedule 13D in a timely manner; (6) Paul Meir failed to file a Form 3 – Initial Statement of Beneficial Ownership of Securities, a Form 4 – Change of Beneficial Ownership of Securities, and a Schedule 13D in a timely manner, and failed to file a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; (7) Christopher Grunder failed to file a Form 4 – Change of Beneficial Ownership of Securities and a Schedule 13D in a timely manner, and a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities; and (8) Christian Winzenried failed to file a Form 5 - Annual Statement of Changes in Beneficial Ownership of Securities.

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

As of December 31, 2018, SPGX did not have a written audit committee charter or similar document.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 23

Item 11.	Executive Compensation.

SPGX has paid $72,244 in compensation to its named executive officers during the transition period from June 1, 2018 to December 31, 2018 as set out in the table below.

Summary compensation table

Name and principal position (a)	Year (b)		Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Stefan Muehlbauer	2017		3,625	nil	nil	nil	nil	nil	nil	3,625
CEO May 2018 - present	2018	[1]	20,040	nil	nil	nil	nil	nil	nil	20,040
CFO July 2018 - present	2018	[2]	55,090	nil	nil	nil	nil	nil	nil	55,090
Tiffany Muehlbauer	2018	[2]	16,154	nil	nil	nil	nil	nil	nil	16,154
COO Oct 2018 - present
Christian Winzenried	2017		nil	nil	nil	nil	nil	nil	nil	nil
President and CEO	2018	[1]	nil	nil	nil	nil	nil	nil	7,000	7,000
Feb 2017 - May 2018	2018	[2]	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Dr. Philip Grothe	2017		nil	nil	nil	nil	nil	nil	nil	nil
President and CEO	2018	[1]	68,000	nil	nil	nil	nil	nil	nil	68,000
Jan 2017 - Feb 2017	2018	[2]	1,000	nil	nil	nil	nil	nil	nil	1,000
Suha Hächler	2017		nil	nil	nil	nil	nil	nil	nil	nil
CFO July 2016 - Jan 2018	2018	[1]	nil	nil	nil	nil	nil	nil	nil	nil
President & CEO July 2016 - Jan 2017	2018	[2]	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Law Yau Yau	2017		nil	nil	nil	nil	nil	nil	nil	nil
President, CEO and CFO	2018	[1]	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Sep 2007–July 2016	2018	[2]	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

[1]	For the fiscal year ended May 31, 2018 .
[2]	For the transition period from June 1, 2018 to December 31, 2018.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 24

On May 1, 2018, SPGX entered into an employment agreement with Tiffany Muehlbauer in which Ms. Muehlbauer agreed to accept the appointment as Office Manager of SPGX and to provide management services to SPGX. As consideration for such services, SPGX agreed to pay Ms. Muehlbauer $42,000 annually for a period of three years, and be renewed for successive one year terms until terminated. Effective October 1, 2018, Tiffany Muehlbauer accepted the appointment of Chief Operating Officer. See Exhibit 10.23 - Employment Agreement for more details.

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

Item 12.	Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Paul Meier Steinlerstrasse 18, Wangi, 9545 Switzerland	1,508,152	19.7%
common stock	Stefan Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	1,000,000	13.1%
common stock	Kurt Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	500,000	6.5%

[1]	The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2]	Based on 7,648,113 common shares issued and outstanding as of November 25, 2019.

(b)	Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Stefan Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	1,000,000	13.1%
common stock	Tiffany Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	nil	nil
common stock	Dr. Philip Grothe 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	16,000	0.2%
common stock	Lilibeth Fani Grunder 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	nil	nil
common stock	Directors and Executive Officers (as a group)	1,016,000	13.3%

[1]	Based on 7,648,113 common shares issued and outstanding as of November 25, 2019.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 25

(c)	Changes in Control

Management is not aware of any arrangement that may result in a change in control of SPGX.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons

During the transition period from June 1, 2018 to December 31, 2018, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which SPGX was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of SPGX’s total assets at year-end for the last three completed fiscal years, with the exception of the following:

(1)	Christopher Grunder - Sale and purchase of shares in SP Group (Europe) AG

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

On December 26, 2018, SPGX sold all its shares of SP Group (Europe) AG back to SP Group (Europe) AG for CHF 15,000.

(2)	Christopher Grunder - Sale and purchase of myfactor.io AG

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

(3)	Christopher Grunder – Amixca AG

SPGX advanced a refundable $190,000 deposit to Amixca AG for due diligence. After such due diligence, SPGX decided not to proceed with the acquisition of Amixca AG. At the time of the advance of funds, Amixca AG and Workplan Holdings AG have a common significant shareholder (Christopher Grunder). On January 18, 2018, SPGX entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid.

As of the date of this report, there was approximately $44,775 remaining to be paid on the repayment.

(4)	Christopher Grunder - SP Group (Europe) AG

At the time of the agreement, SP Group (Europe) AG and SPGX share a common majority shareholder (Christopher Grunder). SPGX entered into a three year consulting agreement with SP Group (Europe) AG whereby SPGX will provide advisory and consulting services commencing May 1, 2017. The agreement provides that SP Group (Europe) AG will pay SPGX as follows:

a.	$5,000 per month for the first year;
b.	$10,000 per month for the second year; and
c.	$15,000 per month for the third year.

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 26

SPGX received a lump sum payment which has been allocated to deferred revenues. As of December 31, 2018, there was $Nil remaining in deferred revenues (May 31, 2018 - $25,000). As of the December 31, 2018, SPGX booked $240,000 in consulting revenues from SP Group (Europe) AG (May 31, 2018 - $65,000). The consultancy agreement was mutually terminated at the end of March 2019.

(5)	Global Gaming Media Inc.

SPGX entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder (Christopher Grunder), and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. SPGX spent an additional $11,000 toward development costs. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company determined that an impairment of $168,000 was required which approximate its market value. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future.

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

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for SPGX’s audit of annual financial statements and for review of financial statements included in SPGX’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2018 - $82,000 - Fruci & Associates – Certified Public Accountants

2017 - $19,836 – MNP LLP – Chartered Accountants

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 27

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of SPGX’s financial statements and are not reported in the preceding paragraph:

2018 - $0 - Fruci & Associates – Certified Public Accountants

2018 - $2,000 – MNP LLP – Chartered Accountants

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 28

Exhibit	Description	Status

3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to SPGX’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed
3.2	By-Laws, filed as an exhibit to SPGX’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed
3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed
3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed
3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed
10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed
10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed
10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed
10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed
10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed
10.6	Consulting Agreement dated April 24, 2017 filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017, and incorporated herein by reference.	Filed
10.7	Services Agreement dated August 1, 2017 filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017, and incorporated herein by reference.	Filed
10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed
10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed
10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed
10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed
10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed
10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed
10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed
10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed
10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 29

Exhibit	Description	Status

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed
10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed
10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed
10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed
10.21	Share Purchase Agreement dated May 31, 2018 filed on August 29, 2019, and incorporated herein by reference.	Filed
10.22	Employment Agreement dated May 1, 2018 filed on August 29, 2019, and incorporated herein by reference.	Filed
10.23	Employment Agreement dated May 1, 2018 filed on August 29, 2019, and incorporated herein by reference.	Filed
14	Code of Ethics, filed as an exhibit to SPGX’s 2010 registration statement on Form S-1 filed on September 13, 2009, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
101 *	Financial statements from the annual report on Form 10-K of Sustainable Projects Group Inc. for the transition period from June 1, 2018 to December 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity, and (iv) the Condensed Consolidated Statements of Cash Flows.

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

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 30

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable projects Group Inc.

By:	/s/ Stefan Muehlbauer
Name:	Stefan Muehlbauer
Title:	Director, President & CEO
Dated:	November 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Sustainable Projects Group Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Stefan Muehlbauer	President, Chief Executive Officer,	November 25, 2019
Stefan Muehlbauer

Principal Executive Officer

Chief Financial Officer,

Principal Financial Officer,

Principal Accounting Officer,

Treasurer, Corporate Secretary, and

Chief Communications Officer

Member of the Board of Directors

/s/ Dr. Philip Grothe	Member of the Board of Directors	November 25, 2019
Dr. Philip Grothe

/s/ Lilibeth Fani Grunder	Member of the Board of Directors	November 25, 2019
lilibeth Fani Grunder

Sustainable Projects Group Inc.	Form 10-K - 2018 - Transition	Page 31