Form 10-Q
period 2019-03-31
Sustainable Projects Group Inc.
filed 2020-01-22
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	March 31, 2019

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from __________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Banyan Boulevard, Suite 220, Naples, Florida	34102
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 20, 2020
common stock - $0.0001 par value	7,648,113

part I – financial information

Item 1. Financial Statements.

SUSTAINABLE PROJECTS GROUP INC.

Condensed Consolidated Unaudited Interim Financial Statements

For the three months ended March 31, 2019 and 2018

(Stated in US Dollars)

SUSTAINABLE PROJECTS GROUP INC.

For the three Months Ended march 31, 2019 and 2018

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F- 2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at	March 31 2019	December 31 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$383,845	$249,675
Other receivables – related party - Note 4	420,210	596,535
Interest receivables – Note 4	12,478	10,692
Inventory	4,211	-
Prepaid expenses and deposits – Note 6	15,506	34,160
	836,250	891,062
Long Term Assets:
Note Receivable – Note 4	200,000	200,000

ROU Asset – lease – Note 7	121,506	137,819
Office Equipment – Note 7	11,061	11,561
Leasehold improvements – Note 7	4,701	5,288
Intangible assets – Note 9	914,474	943,000

TOTAL ASSETS	$2,087,992	$2,188,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 10	$91,951	$149,605
Amount due to directors – Note 14	10,653	1,200
Amount due to shareholders – Note 14	23,371	12,068
Lease liability - Note 7	56,717	52,359
Deferred revenue	7,999	-
Interest payable – Note 11	148	-
TOTAL CURRENT LIABILITIES	190,839	215,232

NON-CURRENT LIABILITIES
Notes payable, related party – Note 11	$50,000	$-
Obligations under operating lease - Note 7	53,215	70,195
TOTAL NON-CURRENT LIABILITIES	$103,215	$70,195

TOTAL LIABILITIES	$294,054	$285,427

Commitments and Contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Common Stock – Note 12
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 7,648,113 (Dec 31, 2018 – 7,647,388)	$765	$765
Additional Paid in Capital	2,747,138	2,745,145
Accumulated Deficit	(2,167,930)	(2,108,371)
Non-controlling interest - Note 13	1,213,965	1,265,764
TOTAL STOCKHOLDERS’ EQUITY	1,793,938	1,903,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,087,992	$2,188,730

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F- 3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018
Revenues
Revenues	$95,000	$15,000

Operating Expenses
Administrative and other operating expenses	$45,324	$(17,345)
Advertising and Promotion	3,521	499
Depreciation	30,785	875
Consulting fees	40,500	10,500
Management fees	22,500	9,600
Professional fees	23,946	(2,168)
Rent	10,892	500
Salaries and wages	57,109	-
Travel	7,106	-
Amortized right of use assets	16,313	-
Loss/Gain on disposition of assets	-	29,000
	257,996	31,461

Operating income/loss before interest expense and impairment	(162,996)	(16,461)
Other interest income	1,786	1,726
Interest expense	(148)	-
Impairment	-	(307,318)

Operating loss before income taxes	(161,358)	(322,053)
Income Taxes	-	-
Net income/loss attributed to non-controlling interest	101,799	-

Net loss and comprehensive loss	$(59,559)	$(322,053)
Loss per share of common stock
-Basic and diluted	$(0.008)	$(0.036)
Weighted average no. of shares of common stock
-Basic and diluted	7,647,710	8,960,074

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F- 4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

		par value	Additional			Non-
	Common	at $0.0001	Paid-in	Shares	Accumulated	Controlling
For March 31, 2019	Shares	Amount	Capital	Subscribed	Deficit	Interests	Total

Balance, December 31, 2018	7,647,388	$765	$2,745,145	$-	$(2,108,371)	$1,265,764	$1,903,303
Shares issued at $2.75	725	-	1,993	-	-		1,993
Non-controlling interests	-	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	-	(59,559)	(101,799)	(161,358)

Balance, March 31, 2019	7,648,113	$765	$2,747,138	$-	$(2,167,930)	$1,213,965	$1,793,938

		par value	Additional			Non-
	Common	at $0.0001	Paid-in	Shares	Accumulated	Controlling
For March 31, 2018	Shares	Amount	Capital	Subscribed	Deficit	Interests	Total

Balance, December 31, 2017	8,953,518	$895	$6,249,696	$100,000	$(1,350,469)	$-	$5,000,122

Shares to be issued at $4.00	-	-	-	6,000	-	-	6,000
Shares issued at $4.20 per share for assets	10,000	1	41,999	-	-	-	42,000
Net loss and comprehensive loss	-	-	-	-	(322,053)	-	(322,053)

Balance, March 31, 2018	8,963,518	$896	$6,291,695	$106,000	$(1,672,522)	$-	$4,726,069

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F- 5

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018
Cash Flows from operating activities:
Net loss and comprehensive loss	$(161,358)	$(322,053)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Loss on disposition of asset	-	29,750
Gain on disposition of asset	-	(750)
Impairment on mineral properties	-	276,318
Impairment on intangible asset	-	31,000
Depreciation	30,785	875
Interest on receivables	(1,786)	(1,726)
Lease interest	1,036	-
Amortization of ROU asset - Vehicle	2,840	-
Amortization of ROU asset - Office lease	13,473	-
Changes in current assets and liabilities
Prepaid expenses	18,654	(20,500)
Inventory	(4,211)	-
Other receivables	176,325	(6,000)
Interest payable	148	-
Accounts payable and accrued expenses	(48,141)	(39,775)
Amount due to shareholders	11,243	-
Deferred revenue	7,999	15,000
Payment of lease liability	(13,658)	-
Net cash provided by (used in) operating activities	$33,349	$(37,861)

Cash Flows from investing activities:
Proceeds from disposal of shares	$	$6,000
Acquisition of office equipment and intangible asset	(1,172)	-
Net Cash provided by (used in) investing activities	$(1,172)	$6,000

Cash Flows from financing activities:
Proceeds from issuance of common stock	1,993	-
Shares to be issued	-	6,000
Proceeds from notes payable	50,000	-
Non-controlling interest	50,000	-
Net Cash generated from financing activities	$101,993	$6,000

Net (decrease) increase in cash and cash equivalents	134,170	(25,861)
Cash and cash equivalents at beginning of period	249,675	30,069
Cash and cash equivalents at end of period	$383,845	$4,208

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F- 6

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED

INTERIM FINANCIAL STATEMENTS

March 31, 2019

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

The Company is a multinational business development company that pursues investments and partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and/or for development. The Company is involved in mineral exploration, consulting services and collaborative partnerships.

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

The Company has accumulated a deficit of $2,167,930 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $383,845 cash on hand as at March 31, 2019. Cash provided by (used in) operations was $33,349 for the three months ended March 31, 2019. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Form 10-Q	Sustainable Projects Group Inc.	F- 7

3. Summary of principal accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2018 annual financial statements. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the period ended December 31, 2019. The Company has changed its year end from May 31 to December 31.

The accompanying condensed consolidated unaudited interim financial statements include the accounts of the Company and its joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) and Cormo USA Inc. The Company controls 55% of Hero Wellness Systems Inc. and 35% of Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated financial statements commencing September 01, 2018. The non-controlling interest that were not attributable to the Company have been reported separately. (See Note 13, Note 14).

Certain prior year amounts have been re-conformed to current year presentation due to the change in fiscal year end and quarterly reporting periods.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the December 31, 2018 annual report, except the addition of inventory as noted below

Use of estimates

The preparation of the consolidated interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

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

Deferred revenue

Deferred revenue is a short-term liability that represents revenues received but not earned. When the Company recognizes its revenue, the deferred revenue liability will be eliminated. As at March 31, 2019, the Company’s joint venture received $7,999 in deferred revenue (December 31, 2018 - $Nil).

Form 10-Q	Sustainable Projects Group Inc.	F- 8

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended December 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Where there is a contract for services, the Company performs the obligations and bills monthly for its services as rendered. Where there is no contract, the Company performs the obligation and/or service and recognize revenues as provided. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. The Company has one contract with one related party customer with a time period required for notice of termination. Termination penalties are non-substantive and can be performed by either party. As at March 31, 2019, all of the revenues were from related parties.

Accounts receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There are no receivables considered uncollectible as of March 31, 2019.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operating ventures consist of Hero Wellness Systems, Cormo USA and Sustainable Projects Group. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the net sales less cost of sales, general and administrative expenses and does not include amortization of any sorts, stock-based compensation or any other charges (income), and interest. As at March 31, 2019, the Company only has revenue to report for the consultancy work it performed. There were no revenues from Hero Wellness Systems or Cormo USA.

Form 10-Q	Sustainable Projects Group Inc.	F- 9

	March 31, 2019	March 31, 2018	Dec 31, 2018

Net Sales
Sustainable Projects Group	$95,000	$15,000	$278,500
Hero Wellness Systems	-	-	-
Cormo USA	-	-	-
Total Sales	$95,000	$15,000	$278,500

Total Assets
Sustainable Projects Group	$899,380	$3,476,599	$912,570
Hero Wellness Systems	168,876	-	188,660
Cormo USA	1,019,736	-	1,087,500
Total Assets	$2,087,992	$3,476,599	$2,188,730

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. At March 31, 2019, inventory consists of 3-D massage chairs from Hero Wellness Systems Inc. of $4,211.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

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

Form 10-Q	Sustainable Projects Group Inc.	F- 10

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above do not expect to have a material effect on the accompanying financial statements.

4. Note receivable

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022. As of the date of this report, the total principal and accrued interest was paid in full. (see Note 14, Note 15).

As of March 31, 2019, the balance and interest owing was $212,478.

March 31, 2019			December 31, 2018
Principal	Interest	Total	Principal	Interest	Total

$200,000	$12,478	$212,478	$200,000	$10,692	$210,692

Other receivables – related party

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 in which Amixca AG has agreed to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. (As of the date of this report, the Company received $124,772. There remains $29,733 outstanding. (See Note 14, Note 15)

The Company entered into a Share Purchase Agreement dated July 25, 2017 with Flin Ventures AG to purchase all the shares of myfactor.io AG for $175,500 (EUR 150,000) subject to due diligence, buy back of an outstanding bond issued by myfactor.io AG for $83,496 (EUR 70,000) and other conditions. Effective December 4, 2017, myfactor.io AG was purchased and the acquisition was classified as a held for sale asset and was recorded at fair market value. Due diligence costs with respect to this Share Purchase Agreement were included in investments. Each company was managed and financed autonomously. The Company held the asset and subsequently sold this asset in its present condition as at May 31, 2018 for $257,400 (EUR 220,000). During the period ended December 31, 2018, the full amount was paid.

Form 10-Q	Sustainable Projects Group Inc.	F- 11

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

6. Prepaid expenses and deposits

	Mar 31, 2019	Dec 31, 2018

Prepaid expenses	$10,506	$29,160
Deposit on lease	5,000	5,000

Total	$15,506	$34,160

On June 23, 2017, the Company acquired a lease deposit in the amount of CHF600,000 for the office building located at Falkenstrasse 28, Zurich, Switzerland, 8008, made by an arm’s length party, Daniel Greising, on behalf of SP Group (Europe) AG. As consideration for an assignment of the lease deposit to the Company, the Company issued Mr. Greising 400,000 restricted shares of common stock. In addition, the owner of the office building granted a sublease of the office from SP Group (Europe) AG to the Company rent-free for a term of 10 years commencing July 1, 2017 to be completed and terminated on June 30, 2027. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a valuation of $1,400,000. The Company incurred a $779,278 loss on the acquisition of the deposit. The Company no longer requires an office in Zurich and has terminated its arrangement for the office space during the period ended December 31, 2018.

Form 10-Q	Sustainable Projects Group Inc.	F- 12

7. Assets

Right of Use Asset – Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments. The Company intends to return the vehicle at the end of the lease period. At March 31, 2019, the remaining right of use asset was $13,729.

Right of Use Asset	$22,724
Accum Amortization	$(8,995)
$13,729

Right of Use Asset – Office Lease

On June 18, 2018, the Company entered into a sublease agreement to rent office space in Naples, Florida. The office lease commences September 01, 2018 through to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75). The Company has elected to separate the lease and non-lease components. The following remaining annual minimum lease commitments under the lease do not include CAM costs and taxes:

2019	$42,161
2020	57,402
2021	14,449
$114,012
Amount representing interest	(4,080)
Lease obligation, net	$109,932
Less current portion	(56,717)
Lease obligation - long term	$53,215

The remaining office lease liability at March 31, 2019 was $109,932. The current portion of the lease liability was $56,717 and the non-current portion of the lease liability was $53,215.

At March 31, 2019, the remaining right of use asset for the office lease was $107,777. An annual rate of 3.5% was used which is the rate used for loans in the Company. The right of use asset is being amortized over the duration of the lease.

Right of Use Asset	$139,212
Accum Amortization	$(31,435)
$107,777

Form 10-Q	Sustainable Projects Group Inc.	F- 13

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

		Accumulated
	Cost	Depreciation	Net

Leasehold Improvements	$35,000
Write down of assets	$(29,750)

	$5,250	$5,250	$-
Leasehold Improvements (Florida)	$6,072	$1,371	$4,701
	$11,322	$6,621	$4,701

Office Furniture and Equipment

The office furniture and equipment is depreciated straight-line for a period of 3 years.

Cost	Additions	Accumulated Depreciation	Net

$13,698	$698	$3,335	$11,061

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

The Company had an interest in 13 mineral claims. All the mineral claims are contiguous. Nine (9) of the mineral claims are freehold patented mineral claims and the other four (4) mineral claims are unpatented Crown Land claims. The combined claims make up an area of 336 hectares which is equivalent to approximately 810 acres.

On December 31, 2018, the Company returned the interest of the mineral properties back to its original owner and negotiated the return of 1,052,631 of the restricted shares back to treasury and cancelled. The Company calculated the re-acquisition of the 1,052,631 restricted shares and determined that an impairment of $276,318 was required.

Form 10-Q	Sustainable Projects Group Inc.	F- 14

9. Intangible Assets

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The Company commenced amortization of its intangible asset over a three-year period effective January 2019. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company recorded an impairment of $168,000 was required which approximate its market value. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future.

Cormo USA Inc., the joint venture with the Company, has an exclusive license agreement from Cormo AG (of Switzerland) for North America. The exclusive license includes, but not limited to, the intellectual property, know-how, patent trade marks and all present and future process improvements, product applications and related know how from Cormo AG. As part of the joint venture agreement, Cormo AG’s contribution for its 35% interest was the license to Cormo USA. The license was valued to be $700,000 pursuant to its authorized share capital. The license will be amortized over its estimated useful life of twenty years, which is the term of the registered patent. The Company commenced amortization of the license effective January 2019. The following is the amortization amounts for each of the next five years:

Remaining 2019	$26,250
2020	$35,000
2021	$35,000
2022	$35,000
2023	$35,000
And thereafter	$525,000

Summary of intangibles:

		Accumulated
	Cost	Depreciation	Net

Gator Lotto App	$243,000	$20,250	$222,750
License	700,000	8,750	691,250
Trademark	474	-	474

	$943,474	$29,000	$914,474

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2019 are summarized as follows:

	March 31, 2019	Dec 31, 2018

Accrued audit fees	$45,500	$53,500
Accrued accounting fees	28,000	50,500
Accrued legal fees	6,075	6,075
Accrued office expenses	12,376	39,530

Total	$91,951	$149,605

Form 10-Q	Sustainable Projects Group Inc.	F- 15

11. Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. As at March 31, 2019, there was $148 in accrued interest (see Note 14).

12. Common stock

Share transactions during the three months ended March 31, 2019:

a)	Issued 725 shares of common stock for cash at $2.75 per share.

Share transactions during the seven months ended December 31, 2018:

a)	Cancellation and the return of 400,000 restricted shares of common stock for the deposit for the office lease back to treasury. The cancellation of the lease deposit was valued at $612,000 which is the deposit of CHF 600,000.

b)	The Company settled debts totaling $33,001 to shareholders by providing 10,001 shares at $3.30 per share, which was the fair value of the shares at the time of the transaction. The shares were issued subsequent to the period ended December 31, 2018.

c)	The Company returned the interest of the mineral properties back to its original owner and negotiated the return of 1,052,631 of the restricted shares back to treasury and cancelled. The Company calculated the re-acquisition of the 1,052,631 restricted shares and determined that an impairment of $276,318 was required. The cancelled shares were valued at $3,473,682 valued at $3.30 per share, which was the market value.

Share transactions during the year ended May 31, 2018:

a)	Issued 400,000 restricted shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a total value of $1,400,000. The Company recorded a $779,278 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, which was determined based on previous issuances in the current fiscal year.

c)	Sold 31,128 shares of common stock for cash at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock for cash at $3.50 per share.

Form 10-Q	Sustainable Projects Group Inc.	F- 16

f)	Issued 101,778 shares of common stock at $3.00 per share for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest. At the time, the Company’s stock price was at $3.75 per share. The Company recorded a debt extinguishment loss of $76,334.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

h)	Sold 40,609 shares of common stock for cash at $3.50 per share.

i)	Sold 1,000 shares of common stock for cash at $3.50 per share.

j)	Sold 5,000 shares of common stock for cash at $4.00 per share.

k)	Issued 10,000 shares of common stock at $4.20 per share for the purchase of 10% holdings of Falcon Projects AG.

l)	The Company settled a debt with Workplan Holding AG of CHF 100,000 by providing 25,000 restricted shares valued at $4.00 per share.

m)	Sold 1,500 shares of common stock for cash at $4.00 per share.

n)	Issued 100,000 shares of common stock at $4.00 per share for the acquisition of Gator Lotto.

At March 31, 2019, the Company had 7,648,113 common shares outstanding (December 31, 2018 – 7,647,388 common shares).

There were no warrants or stock options outstanding as of March 31, 2019 and December 31, 2018.

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

Form 10-Q	Sustainable Projects Group Inc.	F- 17

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 14). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. As at March 31, 2019, Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to March 31, 2019:

Assets	$349,889
Liabilities	15,253
Net Assets	$334,636

Revenues	$-
Expenses	76,087
Net Income	$(76,087)

Company’s interest share on net income	$(41,848)

Capital contribution to joint venture	$114,830

Company’s interest share in net assets	$184,050

Non-controlling interest on net income	$(34,239)

Equity of Joint Venture	$521,500
Company’s portion	286,825
Non-controlling interest in equity	$234,675

Cormo USA Inc.

The Company has a controlling interest of 35% in a joint venture of Cormo USA Inc. (See Note 14) Cormo USA Inc. is in the business of producing and developing peat moss replacement and natural foam products and technologies. Cormo USA was incorporated November 2018 and has just started to set up its business. The company is researching viable properties to set up its manufacturing plant. It is also investigating various economic development programs for assistance to build its plant and operations. The following summary information on the joint venture amounts are based on contributions from activities since inception through to March 31, 2019:

Assets	$1,719,736
Liabilities	3,000
Net Assets	$1,716,736

Revenues	$-
Expenses	103,939
Net Income	$(103,939)

Company’s interest share on net income	$(36,379)

Capital contribution to joint venture	$-

Company’s interest share in net assets	$600,858

Non-controlling interest on net income	$(67,560)

Equity of Joint Venture	$1,850,000
Company’s portion	700,000
Non-controlling interest in equity	$1,150,000

Form 10-Q	Sustainable Projects Group Inc.	F- 18

In summary, the total aggregate non-controlling interest on net income for the current period was ($101,799) and the total aggregate non-controlling interest in equity was $ 1,384,675 since inception to March 31, 2019.

For Hero Wellness Systems Inc.	$(34,239)
For Cormo USA Inc.	(67,560)
Total non-controlling interest on net income current period	$(101,799)

For Hero Wellness Systems Inc.	$234,675
For Cormo USA Inc.	1,150,000
Total non-controlling interest in equity	$1,384,675
Less total non-controlling interest on net income	(170,710)
Total non-controlling interest	$1,213,965

14. Related party transactions

During the period ended March 31, 2019, the Company incurred management fees from a director totaling an aggregate of $22,500 (for the seven months ended December 31, 2018 - $56,090 from two directors). As at March 31, 2019, $1,140 was owing to a director for out of pocket expenses (for the seven months ended December 31, 2018 - $1,200 ); and $23,371 was owing to shareholders for expenses paid on behalf of the Company and consulting fees (for the seven months ended December 31, 2018, $12,068). As at March 31, 2019, an aggregate of $9,513 was owing to a company with a director in common for office expenses.

During the period ended March 31, 2019, the Company incurred $Nil (March 31, 2018 - $500) to a company with a director in common for rent for its office in Naples, Florida; $2,000 (March 31, 2018 - $Nil) for website/app maintenance; $586 for communication expenses (March 31, 2018 - $Nil).

During the period ending March 31, 2019, the Company entered into a note payable with a shareholder of the Company for $50,000. The loan bears an annual interest rate of 3.5% and is due on April 15, 2022 (see Note 11).

Transactions with a Majority Shareholder

Workplan Holdings Inc.

During the year ended May 31, 2017, Workplan Holdings Inc., a company controlled by a sole shareholder, purchased 4,000,000 restricted common shares from the former sole officer and director of the Company.

Form 10-Q	Sustainable Projects Group Inc.	F- 19

The Company entered into a property purchase agreement with Workplan Holdings Inc. and issued 1,250,000 restricted common stocks at $3.00 per share and acquired two mineral properties. (see Note 8)

The shareholder paid expenses on behalf of the Company in the amount of $500 during the period ended May 31, 2017. As at March 31, 2019, $236 was owing (December 31, 2018 - $236).

The Company entered into a $30,000 demand note payable with Workplan Holding AG, a company controlled by Workplan Holdings Inc., at an interest rate of 4% per annum. During the period ended May 31, 2018, the total principal and interest outstanding on the note was repaid in full by converting the principal loan and interest at $3.00 per share. The Company issued 10,159 common shares.

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

Alimex GmbH

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due June 28, 2022. As of December 31, 2018, the principal and interest owing was $210,692. On May 2, 2018, Alimex Gmbh assigned its interest in the note receivable from the Company to Workplan Holding on the same repayment terms. As of the date of this report, the note receivable and accrued interest totaling $215,228 was paid in full. (see Note 4).

SP Group (Europe) AG

SP Group (Europe) AG and the Company share a common majority shareholder. The Company entered into a 3 year consulting agreement with SP Group (Europe) AG whereby the Company will provide advisory and consulting services commencing May 1, 2017. This consulting agreement was terminated in August 2018. A new consulting agreement was entered on June 27, 2018 for a two year period commencing July 1, 2018 and ending June 30, 2020 in which SP Group (Europe) AG agrees to pay the Company $40,000 per month for financial research, due diligence services, and presentation materials for developmental prospects. The Company performs the obligations and invoices SP Group (Europe) AG on a monthly basis for services as rendered. Either party may terminate the agreement by providing 2 weeks written notice. As of December 31, 2018, there was $Nil remaining in deferred revenues. As of the December 31, 2018 Company booked $240,000 in consulting revenues from SP Group (Europe) AG. The consultancy agreement with SP Group (Europe) AG was mutually terminated at the end of March 2019. At March 31, 2019, owing in receivables for consultancy fees was $101,985.

Form 10-Q	Sustainable Projects Group Inc.	F- 20

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

During December 2018, the Company’s majority shareholder, Christopher Grunder of Workplan Holding Inc., sold an aggregate 4,148,868 restricted shares of the Company in three separate private transactions. As a result, there was a change in the voting shares of the Company. Stefan Muehlbauer, the CEO of the Company, now owns 13.1% of the issued and outstanding shares of Company; Paul Meier now owns 19.7% of the issued and outstanding shares of the Company; and Kurt Muehlbauer now owns 6.5% of the issued and outstanding shares of the Company. Christopher Grunder, sole shareholder of Workplan Holding Inc., now owns 1.1% of the issued and outstanding shares of the Company. Kurt Muehlbauer is the father of Stefan Muehlbauer, CEO and director of the Company

Global Gaming Media Inc.

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder (Christopher Grunder), and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The Company commenced amortization of its intangible asset over a three-year period effected January 2019. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company recorded an impairment of $168,000 which approximate its market value. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future.

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

Form 10-Q	Sustainable Projects Group Inc.	F- 21

Cormo USA Inc.

The Company entered into a letter of intent with Cormo AG on October 25, 2018 to form a joint venture agreement for the Company to provide business development, market research, sourcing, distribution and overall operations of Cormo AG’s exclusive unrestricted use of its patents and licenses in North America. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. On February 25, 2019 the joint venture shareholder’s agreement was finalized with a group of investors whereby the Company holds 35% interest, Cormo AG holds 35% interest, Paul Meier holds 2.5% interest, Stefan Muehlbauer holds 2.5% interest, and other investors hold an aggregate of 25% interest. As of the date of this report, the other investors contributed an aggregate of $400,000 to the joint venture. The operating results of Cormo USA Inc. have been incorporated in the consolidated financial statements of the Company. The non-controlling interest that were not attributable to the Company have been reported separately.

15. Subsequent events

Subsequent to March 31, 2019, the following events took place:

A.	On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the Chief Executive Officer of $20,000. The loan bears an interest rate of 3.5% per annum and is due on or before July 12, 2022. The loan is convertible in whole or in part at $1.45 per share.

B.	On August 7, 2019, the Company entered into an assignment of receivables with a shareholder whereby the Company assigned $471,759 of receivables and accrued interest in return for a cash payment of $450,000, payable in three separate transactions by September 15, 2019. As of the date of this report, the Company was in receipt of $340,000. The cash payment received was applied towards the Alimex Gmbh loan and accrued interest thereof, the Amixca AG deposit, and other receivables.

The Company evaluated all events and transactions that occurred after March 31, 2019 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Form 10-Q	Sustainable Projects Group Inc.	Page 22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Sustainable Projects Group Inc. (SPGX’s) capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding SPGX’s ability to carry out its planned development and production of products. Forward-looking statements are made, without limitation, in relation to SPGX’s operating plans, SPGX’s liquidity and financial condition, availability of funds, operating and exploration costs and the market in which SPGX competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports SPGX files with the SEC. These factors may cause SPGX’s actual results to differ materially from any forward-looking statement. SPGX disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The following discussion of SPGX’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2019 should be read in conjunction with SPGX’s unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2019.

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

Plan of Operation

SPGX’s plan of operation for the next 12 months is to continue to evaluate and acquire assets and partnerships for holding or business development activities, and to collaborate, develop and create new assets with a continued focus on sustainability. SPGX is currently evaluating other projects to find attractive partnerships to expand SPGX’s business development activities. Other projects of interest that management is currently researching are in the field of sustainability. Currently, SPGX is engaged in the following projects:

1.	Cormo USA Inc.;
2.	Gator Lotto; and
3.	Hero Wellness Systems Inc.

Form 10-Q	Sustainable Projects Group Inc.	Page 23

1.	Cormo USA Inc.

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

Gator Lotto – In 2018 SPGX acquired all technology assets including source code, graphics, and online assets for US$400,000 through the issuance of new shares. SPGX aims to commercialize this project which features a fully functioning lotto ticket management app (currently in version 2.0) with more than 40,000 downloads. Management plans to spin out this technology into a newly formed partnership within the next 18 months with the aim to increase monetization, user growth and eventual sale or licensing. SPGX spent an additional $11,000 to further develop the technology. See Exhibit 10.12 - Asset Purchase Agreement for more details. The latest version of the Lotto App was launched February 2019. At December 31, 2018, SPGX recorded an impairment of $168,000 which approximate its market value. SPGX currently does not have the resources to exploit the app and may consider selling this asset in the future.

See Exhibit 10.12 - Asset Purchase Agreement for more details.

3.	Hero Wellness Systems Inc.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	For the three	For the three
	months ended	months ended
	March 31, 2019	March 31, 2018
Revenues
Revenues	$95,000	$15,000

Operating Expenses
Administrative and other operating expenses	$45,324	$(17,345)
Advertising and Promotion	3,521	499
Depreciation	30,785	875
Consulting fees	40,500	10,500
Management fees	22,500	9,600
Professional fees	23,946	(2,168)
Rent	10,892	500
Salaries and wages	57,109	-
Travel	7,106	-
Amortized right of use assets	16,313	-
Loss/Gain on disposition of assets	-	29,000
	257,996	31,461

Operating income/loss before interest expense and impairment	(162,996)	(16,461)
Other interest income	1,786	1,726
Interest expense	(148)	-
Impairment	-	(307,318)

Operating loss before income taxes	(161,358)	(322,053)
Income Taxes	-	-
Net income/loss attributed to non-controlling interest	101,799	-

Net loss and comprehensive loss	$(59,559)	$(322,053)

Form 10-Q	Sustainable Projects Group Inc.	Page 24

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $7,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $90,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $16,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of SPGX’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As at March 31, 2019, SPGX had cash of $383,845 and total liabilities of $294,054. During the 12 month period following the date of this report, management anticipates that SPGX will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, SPGX will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding SPGX’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of SPGX’s common stock. However, SPGX does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, SPGX will not be able to develop its products and its business plan will fail. Even if SPGX is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If SPGX does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Three Month Period Ended March 31, 2019

At March 31, 2019, SPGX had a cash balance of $383,845 and a working capital of $645,411, compared to a cash balance of $249,675 and a working capital of $675,830 for the period ended December 31, 2018.

The notes to SPGX’s financial statements as of March 31, 2019, disclose its uncertain ability to continue as a going concern. SPGX has accumulated a deficit of $2,167,930 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Form 10-Q	Sustainable Projects Group Inc.	Page 25

SPGX has $383,845 cash on hand as at March 31, 2019. Cash provided by operations was $33,349 for the three month period ended March 31, 2019. SPGX will need to raise additional cash in order to fund ongoing operations over the next 12 month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the three month period ended March 31, 2019 was net cash provided by operations of $33,349, which was primarily due to receivables of $176,325 from the sale of assets, increase in interest receivables of $1,786, increase in prepaid expenses of $18,654 and inventory of $4,211 compared to a net cash used in operations of $37,861 for the same time period for the prior fiscal period, which was primarily due to a net loss of $322,053 and non-cash items consisting of a loss on acquisition of asset of $29,750, impairment of $276,318 on the mineral properties, impairment of intangible asset of $31,000, changes in current assets and liabilities consisting of an increase in prepaid expenses of $20,500, an decrease in accounts payable and accrued expenses of $39,775, and a increase in deferred revenue of $15,000.

Net Cash Flows From Investing Activities.

SPGX’s net cash flow used in investing activities during the three month period ended March 31, 2019 was $1,172, as compared to the net cash flows provided by investing activities of $6,000 for the same time period for the prior fiscal period, which was primarily due to proceeds of $6,000 from disposal of investments.

Net Cash Flows From Financing Activities.

SPGX’s net cash flow from financing activities during the three month period ended March 31, 2019 was $101,993 which was primarily from $50,000 investment from non-controlling interests, $50,000 from proceeds of note payable and $1,993 from proceeds from share issuance as compared to $6,000 for the same time period for the prior fiscal period relating to shares subscribed (to be issued).

Three Month Period Ended March 31, 2019

Net Loss. During the three month period ended March 31, 2019, SPGX had a net loss of $59,559, which includes a net loss attributed to non-controlling interest of $101,799. The loss consisted of general administrative and other operating expenses, management fees, salaries and wages, and professional fees, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $322,053, which was primarily due to impairment of $307,318 of which $276,318 was impairment of the mineral properties and $31,000 was impairment for the intangible asset.

Revenue. During the three month period ended March 31, 2019, SPGX had revenues of $95,000. The increase in revenue was primarily due to changes to a consulting agreement and new revenue streams from other customers as compared to the same time period for the prior fiscal period, when SPGX had revenues of $15,000. SPGX’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. SPGX’s operating expenses during the three month period ended March 31, 2019 were $257,996, which consisted $22,500 in management fees, $57,109 in salaries and wages, $40,500 in consulting fees, $23,946 in professional fees and the balance in operating and general administrative expenses as compared to the same time period for the prior fiscal period, which SPGX’s operating expenses were $31,461, which were primarily due to $29,000 loss on disposition of assets, $9,600 in management fees, $10,500 in consulting fees and the balance in administrative and other operating expenses. The increased operating expenses were the result of the Company changing its business focus and incurring start up costs relating to an office, hiring staff, advertisements, acquiring furniture and equipment.

Form 10-Q	Sustainable Projects Group Inc.	Page 26

Going Concern

SPGX has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming SPGX will continue as a going concern. SPGX has accumulated a deficit of $2,167,930 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. SPGX has $383,845 cash on hand as at March 31, 2019. Cash provided from operations was $33,349. SPGX will need to raise additional cash in order to fund ongoing operations over the next 12 month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

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

Contingencies and Commitments

The Company entered into an agreement to sub-lease office space in Naples, Florida effective September 1, 2018 to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75). See notes to the unaudited financial statements.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 27

Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the condensed consolidated interim financial statements be read in conjunction with SPGX’s December 31, 2018 annual financial statements. Operating results for the three month period ended March 31, 2019, are not necessarily indicative of the results that can be expected for the period ended December 31, 2019.

Consolidation

The consolidated interim financial statements include the accounts of the Company’s joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) and Cormo USA Inc. The Company controls 55% of Hero Wellness Systems Inc. and 35% of Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated interim financial statements commencing September 01, 2018. The non-controlling interest that were not attributable to the Company have been reported separately. (See Note 13)

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operating ventures consist of Hero Wellness Systems, Cormo USA and Sustainable Projects Group. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the net sales less cost of sales, general and administrative expenses and does not include amortization of any sorts, stock-based compensation or any other charges (income), and interest. As at March 31, 2019, the Company only has revenue to report for the consultancy work it performed. There were no revenues from Hero Wellness Systems or Cormo USA.

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. The Company has one contract with one related party customer where a time period required for notice of termination. Termination penalties are non-substantive and can be performed by either party. For the three months ended March 31, 2019, all of the revenues were from related parties.

Form 10-Q	Sustainable Projects Group Inc.	Page 28

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

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs.

Current Expected Credit Loss

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. Recently, the FASB issued the final ASU to delay adoption for smaller reporting companies to calendar year 2023. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 29

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2019.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, SPGX failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended March 31, 2019. As a result, SPGX’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in SPGX’s internal controls over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of SPGX’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect internal control over financial reporting.

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

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Form 10-Q	Sustainable Projects Group Inc.	Page 30

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

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

Form 10-Q	Sustainable Projects Group Inc.	Page 31

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

Form 10-Q	Sustainable Projects Group Inc.	Page 32

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Form 10-Q	Sustainable Projects Group Inc.	Page 33

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable Projects Group Inc.

Dated: January 22, 2020	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)