Form 10-Q
period 2019-06-30
Sustainable Projects Group Inc.
filed 2020-01-22
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	June 30, 2019

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from __________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Banyan Boulevard, Suite 220, Naples, Florida	34102
(Address of principal executive offices)	(Zip Code)

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 20, 2020
common stock - $0.0001 par value	7,648,113

Form 10-Q	Sustainable Projects Group Inc.	F-1

part I – financial information

Form 10-Q	Sustainable Projects Group Inc.	F-2

SUSTAINABLE PROJECTS GROUP INC.

Condensed Consolidated Unaudited Interim Financial Statements

For the six months ended June 30, 2019 and 2018

(Stated in US Dollars)

Form 10-Q	Sustainable Projects Group Inc.	F-3

SUSTAINABLE PROJECTS GROUP INC.

For the SIX Months Ended JuNE 30, 2019 and 2018

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	June 30, 2019	December 31, 2018
As at	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$142,758	$249,675
Other receivables – related party - Note 4	420,960	596,535
Interest receivables – Note 4	14,286	10,692
Inventory	60,593	-
Prepaid expenses and deposits – Note 6	9,430	34,160
	648,027	891,062
Long Term Assets:
Note Receivable – Note 4	200,000	200,000

ROU Asset – lease – Note 7	105,194	137,819
Office Equipment – Note 7	10,540	11,561
Leasehold improvements – Note 7	4,113	5,288
Intangible assets – Note 9	885,474	943,000

TOTAL ASSETS	$1,853,348	$2,188,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 10	$149,724	$149,605
Amount due to directors – Note 14	11,227	1,200
Amount due to shareholders – Note 14	32,832	12,068
Lease liability - Note 7	54,079	52,359
Deferred revenue	7,999	-
Interest payable – Note 11	585	-
TOTAL CURRENT LIABILITIES	256,446	215,232

NON-CURRENT LIABILITIES
Notes payable, related party – Note 11	$50,000	$-
Obligations under operating lease - Note 7	42,723	70,195
TOTAL NON-CURRENT LIABILITIES	$92,723	$70,195

TOTAL LIABILITIES	$349,169	$285,427

Commitments and Contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Common Stock – Note 12 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 7,648,113 (Dec 31, 2018 – 7,647,388)	$765	$765
Additional Paid in Capital	2,747,138	2,745,145
Accumulated Deficit	(2,301,045)	(2,108,371)
Non-controlling interest - Note 13	1,057,321	1,265,764
TOTAL STOCKHOLDERS’ EQUITY	1,504,179	1,903,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,853,348	$2,188,730

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-5

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Revenues	$986	$20,000	$95,986	$35,000

Operating Expenses
Administrative and other operating expenses	$26,295	$41,918	$71,619	$10,493
Advertising and Promotion	2,660	1,499	6,181	1,998
Depreciation	30,805	1,229	61,590	2,104
Consulting fees	137,500	10,500	178,000	21,000
Management fees	22,500	1,579	45,000	25,279
Professional fees	28,178	44,500	52,124	42,332
Rent	8,069	750	18,961	1,250
Salaries and wages	45,945	11,659	103,054	11,639
Travel	23,863	1,572	30,969	1,572
Amortized right of use assets	16,312	-	32,625	-
Loss/Gain on disposition of assets	-	1,596	-	30,596
	$342,127	$116,802	$600,123	$148,263

Operating income/loss before interest expense and impairment	(341,141)	(96,802)	(504,137)	(113,263)
Other interest income	1,819	2,341	3,605	4,067
Interest expense	(437)	-	(585)	-
Impairment	-	-	-	(307,318)

Operating loss before income taxes	(339,759)	(94,461)	(501,117)	(416,514)
Income Taxes	-	-	-	-
Net income/loss attributed to non-controlling interest	206,644	-	308,443	-

Net loss and comprehensive loss	$(133,115)	$(94,461)	$(192,674)	$(416,514)
Loss per share of common stock
-Basic and diluted	$(0.017)	$(0.010)	$(0.025)	$(0.046)
Weighted average no. of shares of common stock
-Basic and diluted	7,648,113	9,005,699	7,647,913	8,983,012

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-6

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

		par value	Additional			Non-
	Common	at $0.0001	Paid-in	Shares	Accumulated	Controlling
For June 30, 2019	Shares	Amount	Capital	Subscribed	Deficit	Interests	Total

Balance, December 31, 2018	7,647,388	$765	$2,745,145	$-	$(2,108,371)	$1,265,764	$1,903,303
Shares issued at $2.75	725	-	1,993	-	-		1,993
Non-controlling interests	-	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	-	(59,559)	(101,799)	(161,358)

Balance, March 31, 2019	7,648,113	$765	$2,747,138	$-	$(2,167,930)	$1,213,965	$1,793,938
Non-controlling interests	-	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	-	(133,115)	(206,644)	(339,759)

Balance, June 30, 2019	7,648,113	$765	$2,747,138	$-	$(2,301,045)	$1,057,321	$1,504,179

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-7

		par value	Additional			Non-
	Common	at $0.0001	Paid-in	Shares	Accumulated	Controlling
For June 30, 2018	Shares	Amount	Capital	Subscribed	Deficit	Interests	Total

Balance, December 31, 2017	8,953,518	$895	$6,249,696	$100,000	$(1,350,469)	$-	$5,000,122

Shares to be issued at $4.00 per share	-	-	-	6,000	-	-	6,000
Shares issued at $4.20 per share for assets	10,000	1	41,999	-	-	-	42,000
Net loss and comprehensive loss	-	-	-	-	(322,053)	-	(322,053)

Balance, March 31, 2018	8,963,518	$896	$6,291,695	$106,000	$(1,672,522)	$-	$4,726,069

Shares issued at $4.00 per share	1,500	-	6,000	(6,000)	-	-	-
Shares issued at $4.00 per share for debts	25,000	3	99,997	(100,000)	-	-	-
Shares issued at $4.00 per share for assets	100,000	10	399,990	-	-	-	400,000
Net loss and comprehensive loss	-	-	-	-	(94,461)	-	(94,461)

Balance, June 30, 2018	9,090,018	$909	$6,797,682	$-	$(1,766,983)	$-	$5,031,608

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-8

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018
Cash Flows from operating activities:
Net loss and comprehensive loss	$(501,117)	$(416,514)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Loss on disposition of asset	-	29,750
Gain on disposition of asset	-	(750)
Impairment on mineral properties	-	276,318
Impairment on investments	-	31,000
Depreciation	61,590	2,104
Interest on receivables	(3,594)	(4,067)
Lease interest	1,959	-
Amortization of ROU asset - Vehicle	5,681	474
Amortization of ROU asset - Office lease	26,945	-
Changes in current assets and liabilities
Prepaid expenses	24,730	(7,704)
Inventory	(60,593)	-
Other receivables	175,575	(122,860)
Right of use asset - Vehicle	-	(22,724)
Interest payable	585	-
Accounts payable and accrued expenses	119	11,713
Amount due to related parties	30,791	12,172
Deferred revenue	7,999	(5,000)
Payment of lease liability	(27,711)	-
Net cash used in operating activities	$(257,041)	$(216,088)

Cash Flows from investing activities:
Proceeds from disposal of shares	$-	$6,000
Acquisition of assets	(1,869)	(12,849)
Note receivables	-	258,996
Net Cash provided by (used in) investing activities	$(1,869)	$252,147

Cash Flows from financing activities:
Proceeds from issuance of common stock	1,993	6,000
Proceeds from notes payable	50,000	-
Non-controlling interest	100,000	-
Net Cash generated from financing activities	$151,993	$6,000

Net (decrease) increase in cash and cash equivalents	(106,917)	42,059
Cash and cash equivalents at beginning of period	249,675	30,069
Cash and cash equivalents at end of period	$142,758	$72,128

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for assets	$-	$400,000
Common stock issued for investments	$-	42,000
Common stock issued for debts	$-	100,000

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-9

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED

INTERIM FINANCIAL STATEMENTS

June 30, 2019

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

The Company has accumulated a deficit of $2,301,045 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $142,758 cash on hand as at June 30, 2019. Cash used in operations was $257,041 for the six months ended June 30, 2019. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Form 10-Q	Sustainable Projects Group Inc.	F-10

3. Summary of principal accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2018 annual financial statements. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the period ended December 31, 2019. The Company has changed its year end from May 31 to December 31.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the December 31, 2018 annual report, except the addition of inventory as noted below.

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

Deferred revenue

Deferred revenue is a short-term liability that represents revenues received but not earned. When the Company recognizes its revenue, the deferred revenue liability will be eliminated. As at June 30, 2019, the Company’s joint venture received $7,999 in deferred revenue (December 31, 2018 - $Nil).

Form 10-Q	Sustainable Projects Group Inc.	F-11

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended December 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Where there is a contract for services, the Company performs the obligations and bills monthly for its services as rendered. Where there is no contract, the Company performs the obligation and/or service and recognize revenues as provided. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. The Company has one contract with one related party customer with a time period required for notice of termination. Termination penalties are non-substantive and can be performed by either party. As at June 30, 2019, all of the revenues were from related parties.

Accounts receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. There are no receivables considered uncollectible as of June 30, 2019.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operating ventures consist of Hero Wellness Systems, Cormo USA and Sustainable Projects Group. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the net sales less cost of sales, general and administrative expenses and does not include amortization of any sorts, stock-based compensation or any other charges (income), and interest. As at June 30, 2019, the Company only has revenue to report for the consultancy work it performed. There were no revenues from Hero Wellness Systems or Cormo USA.

Form 10-Q	Sustainable Projects Group Inc.	F-12

	June 30, 2019	June 30, 2018	Dec 31, 2018

Net Sales
Sustainable Projects Group	$95,986	$35,000	$278,500
Hero Wellness Systems	-	-	-
Cormo USA	-	-	-
Total Sales	$95,986	$35,000	$278,500

Total Assets
Sustainable Projects Group	$856,398	$5,148,951	$912,570
Hero Wellness Systems	155,381	-	188,660
Cormo USA	841,569	-	1,087,500
Total Assets	$1,853,348	$5,148,951	$2,188,730

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. As at June 30, 2019, the inventory consists of 3-D massage chairs from Hero Wellness Systems Inc. of $60,593.

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

Form 10-Q	Sustainable Projects Group Inc.	F-13

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

As of June 30, 2019, the balance and interest owing was $214,286.

June 30, 2019			December 31, 2018
Principal	Interest	Total	Principal	Interest	Total

$200,000	$14,286	$214,286	$200,000	$10,692	$210,692

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

Form 10-Q	Sustainable Projects Group Inc.	F-14

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

6. Prepaid expenses and deposits

	Jun 30, 2019	Dec 31, 2018

Prepaid expenses	$4,430	$29,160
Deposit on lease	5,000	5,000

Total	$9,430	$34,160

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

Form 10-Q	Sustainable Projects Group Inc.	F-15

7. Assets

Right of Use Asset – Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments. The Company intends to return the vehicle at the end of the lease period. At June 30, 2019, the remaining right of use asset was $10,888.

Right of Use Asset	$22,724
Accum Amortization	$(11,836)
$10,888

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

2019	$28,107
2020	57,402
2021	14,449
$99,958
Amount representing interest	(3,156)
Lease obligation, net	$96,802
Less current portion	(54,079)
Lease obligation - long term	$42,723

The remaining office lease liability at June 30, 2019 was $96,802. The current portion of the lease liability was $54,079 and the non-current portion of the lease liability was $42,723.

At June 30, 2019, the remaining right of use asset for the office lease was $94,305. An annual rate of 3.5% was used which is the rate used for loans in the Company. The right of use asset is being amortized over the duration of the lease.

Right of Use Asset	$139,212
Accum Amortization	$(44,907)
$94,305

Form 10-Q	Sustainable Projects Group Inc.	F-16

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

		Accumulated
	Cost	Depreciation	Net

Leasehold Improvements	$35,000
Write down of assets	$(29,750)

	$5,250	$5,250	$-
Leasehold Improvements (Florida)	$6,072	$1,959	$4,113
	$11,322	$7,209	$4,113

Office Furniture and Equipment

The office furniture and equipment is depreciated straight-line for a period of 3 years.

Cost	Additions	Accumulated Depreciation	Net

$13,698	$1,394	$4,552	$10,540

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

Form 10-Q	Sustainable Projects Group Inc.	F-17

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

Remaining 2019	$17,500
2020	$35,000
2021	$35,000
2022	$35,000
2023	$35,000
And thereafter	$525,000

Summary of intangibles:

		Accumulated
	Cost	Depreciation	Net

Gator Lotto App	$243,000	$40,500	$202,500
License	700,000	17,500	682,500
Trademark	474	-	474

	$943,474	$58,000	$885,474

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2019 are summarized as follows:

	Jun 30, 2019	Dec 31, 2018

Accrued audit fees	$41,500	$53,500
Accrued accounting fees	36,500	50,500
Accrued legal fees	24,548	6,075
Accrued office expenses	47,176	39,530

Total	$149,724	$149,605

Form 10-Q	Sustainable Projects Group Inc.	F-18

11. Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. As at June 30, 2019, there was $585 in accrued interest (see Note 14).

12. Common stock

Share transactions during the six months ended June 30, 2019:

a)	Issued 725 shares of common stock for cash at $2.75 per share.

Share transactions during the seven months ended December 31, 2018:

a)	Cancellation and the return of 400,000 restricted shares of common stock for the deposit for the office lease back to treasury. The cancellation of the lease deposit was valued at $612,000 which is the deposit of CHF 600,000.

b)	The Company settled debts totaling $33,001 to shareholders by providing 10,001 shares at $3.30 per share, which was the fair value of the shares at the time of the transaction. The shares were issued subsequent to the period ended December 31, 2018.

c)	The Company returned the interest of the mineral properties back to its original owner and negotiated the return of 1,052,631 of the restricted shares back to treasury and cancelled. The Company calculated the re-acquisition of the 1,052,631 restricted shares and determined that an impairment of $276,318 was required. The cancelled shares were valued at $3,473,682 valued at $3.30 per share, which was the market value.

Share transactions during the year ended May 31, 2018:

a)	Issued 400,000 restricted shares of common stock for the deposit for the office lease. The stocks issued were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a total value of $1,400,000. The Company recorded a $779,278 loss on the exchange.

b)	Issued 6,000 shares of common to acquire 20% of SP Group (Europe) AG. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, which was determined based on previous issuances in the current fiscal year.

c)	Sold 31,128 shares of common stock for cash at $3.50 per share.

d)	Issued 10,000 shares of common stock at $3.50 per share for leasehold improvements.

e)	Sold 78,671 shares of common stock for cash at $3.50 per share.

Form 10-Q	Sustainable Projects Group Inc.	F-19

f)	Issued 101,778 shares of common stock at $3.00 per share for debt of $305,334 which consisted of $253,901 in principal loan and $51,433 in interest. At the time, the Company’s stock price was at $3.75 per share. The Company recorded a debt extinguishment loss of $76,334.

g)	Issued 16,000 shares of common stock at $3.50 per share for services rendered by a director of the Company in lieu of cash payment.

h)	Sold 40,609 shares of common stock for cash at $3.50 per share.

i)	Sold 1,000 shares of common stock for cash at $3.50 per share.

j)	Sold 5,000 shares of common stock for cash at $4.00 per share.

k)	Issued 10,000 shares of common stock at $4.20 per share for the purchase of 10% holdings of Falcon Projects AG.

l)	The Company settled a debt with Workplan Holding AG of CHF 100,000 by providing 25,000 restricted shares valued at $4.00 per share.

m)	Sold 1,500 shares of common stock for cash at $4.00 per share.

n)	Issued 100,000 shares of common stock at $4.00 per share for the acquisition of Gator Lotto.

At June 30, 2019, the Company had 7,648,113 common shares outstanding (December 31, 2018 – 7,647,388 common shares).

There were no warrants or stock options outstanding as of June 30, 2019 and December 31, 2018.

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

Form 10-Q	Sustainable Projects Group Inc.	F-20

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 14). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. As at June 30, 2019, Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received some inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to June 30, 2019:

Assets	$289,589
Liabilities	17,049
Net Assets	$272,539

Revenues	$-
Expenses	138,183
Net Income	$(138,183)

Company’s interest share on net income	$(76,001)

Capital contribution to joint venture	$160,672

Company’s interest share in net assets	$149,897

Non-controlling interest on net income	$(62,182)

Equity of Joint Venture	$521,500
Company’s portion	286,825
Non-controlling interest in equity	$234,675

Cormo USA Inc.

The Company has a controlling interest of 35% in a joint venture of Cormo USA Inc. (See Note 14) Cormo USA Inc. is in the business of producing and developing peat moss replacement and natural foam products and technologies. Cormo USA was incorporated November 2018 and has just started to set up its business. The company is researching viable properties to set up its manufacturing plant. It is also investigating various economic development programs for assistance to build its plant and operations. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to June 30, 2019:

Assets	$1,517,314
Liabilities	25,500
Net Assets	$1,491,814

Revenues	$-
Expenses	378,862
Net Income	$(378,862)

Company’s interest share on net income	$(132,602)

Capital contribution to joint venture	$80,152

Company’s interest share in net assets	$522,135

Non-controlling interest on net income	$(246,260)

Equity of Joint Venture	$1,900,000
Company’s portion	700,000
Non-controlling interest in equity	$1,200,000

Form 10-Q	Sustainable Projects Group Inc.	F-21

In summary, the total aggregate non-controlling interest on net income for the period was ($308,443) and the total aggregate non-controlling interest in equity was $1,434,675 since inception to June 30, 2019.

For Hero Wellness Systems Inc.	$(62,183)
For Cormo USA Inc.	(246,260)
Total non-controlling interest on net income current period	$(308,443)

For Hero Wellness Systems Inc.	$234,675
For Cormo USA Inc.	1,200,000
Total non-controlling interest in equity	$1,434,675
Less total non-controlling interest on net income	(377,354)
Total non-controlling interest	$1,057,321

14. Related party transactions

During the period ended June 30, 2019, the Company incurred management fees from a director totaling an aggregate of $45,000 (for the seven months ended December 31, 2018 - $56,090 from two directors). As at June 30, 2019, $Nil was owing to a director for out of pocket expenses (for the seven months ended December 31, 2018 - $1,200); and $32,832 was owing to shareholders for expenses paid on behalf of the Company and consulting fees (for the seven months ended December 31, 2018, $12,068). As at June 30, 2019, an aggregate of $11,167 was owing to a company with a director in common for office expenses.

During the period ended June 30, 2019, the Company incurred $Nil (June 30, 2018 - $1,250) to a company with a director in common for rent for its office in Naples, Florida; $5,000 (June 30, 2018 - $Nil) for website/app maintenance; $1,123 for communication expenses (June 30, 2018 - $Nil).

During the period ending June 30, 2019, the Company entered into a note payable with a shareholder of the Company for $50,000. The loan bears an annual interest rate of 3.5% and is due on April 15, 2022 (see Note 11).

Transactions with a Majority Shareholder

Workplan Holdings Inc.

During the year ended May 31, 2017, Workplan Holdings Inc., a company controlled by a sole shareholder, purchased 4,000,000 restricted common shares from the former sole officer and director of the Company.

Form 10-Q	Sustainable Projects Group Inc.	F-22

The Company entered into a property purchase agreement with Workplan Holdings Inc. and issued 1,250,000 restricted common stocks at $3.00 per share and acquired two mineral properties. (see Note 8)

The shareholder paid expenses on behalf of the Company in the amount of $500 during the period ended May 31, 2017. As June 30, 2019, $Nil was owing (December 31, 2018 - $236).

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

SP Group (Europe) AG

SP Group (Europe) AG and the Company share a common majority shareholder. The Company entered into a 3 year consulting agreement with SP Group (Europe) AG whereby the Company will provide advisory and consulting services commencing May 1, 2017. This consulting agreement was terminated in August 2018. A new consulting agreement was entered on June 27, 2018 for a two year period commencing July 1, 2018 and ending June 30, 2020 in which SP Group (Europe) AG agrees to pay the Company $40,000 per month for financial research, due diligence services, and presentation materials for developmental prospects. The Company performs the obligations and invoices SP Group (Europe) AG on a monthly basis for services as rendered. Either party may terminate the agreement by providing 2 weeks written notice. As of December 31, 2018, there was $Nil remaining in deferred revenues. As of the December 31, 2018 Company booked $240,000 in consulting revenues from SP Group (Europe) AG. The consultancy agreement with SP Group (Europe) AG was mutually terminated at the end of March 2019. At June 30, 2019, owing in receivables for consultancy fees was $101,985.

Form 10-Q	Sustainable Projects Group Inc.	F-23

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

Form 10-Q	Sustainable Projects Group Inc.	F-24

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

Subsequent to June 30, 2019, the following events took place:

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

The Company evaluated all events and transactions that occurred after June 30, 2019 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

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

Overview

The following discussion of SPGX’s financial condition, changes in financial condition and results of operations for the six months ended June 30, 2019 should be read in conjunction with SPGX’s unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2019.

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

Plan of Operation

SPGX’s plan of operation for the next 12 months is to continue to evaluate and acquire assets and partnerships for holding or business development activities, and to collaborate, develop and create new assets with a continued focus on sustainability. SPGX is currently evaluating other projects to find attractive partnerships to expand SPGX’s business development activities. Other projects of interest that management is currently researching are in the field of sustainability. Currently, SPGX is engaged in the following projects:

1.	Cormo USA Inc.;
2.	Gator Lotto; and
3.	Hero Wellness Systems Inc.

Form 10-Q	Sustainable Projects Group Inc.	Page 3

1.	Cormo USA Inc.

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

Hero Wellness Systems Inc. –Pursuant to the terms and conditions of a shareholder’s agreement dated in September, 2018, SPGX entered into a joint venture relationship for the purpose of importing, selling and distributing products offered by Vitalizer International of Switzerland. SPGX’s participation in the joint venture is 55%. SPGX’s role is to provide certain services, including general management and day to day operations of the joint venture. The joint venture is comprised of the following ownership: 55% SPGX, with the balance of ownership held by six non-controlling owners. See Exhibit 10.14 - Shareholder’s Agreement for more details.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenues
Revenues	$986	$20,000	$95,986	$35,000

Operating Expenses
Administrative and other operating expenses	$26,295	$41,938	$71,619	$10,493
Advertising and Promotion	2,660	1,499	6,181	1,998
Depreciation	30,805	1,229	61,590	2,104
Consulting fees	137,500	10,500	178,000	21,000
Management fees	22,500	1,579	45,000	25,279
Professional fees	28,178	44,500	52,124	42,332
Rent	8,069	750	18,961	1,250
Salaries and wages	45,945	11,166	103,054	11,166
Travel	23,863	1,572	30,969	1,572
Amortized right of use assets	16,312	473	32,625	473
Loss/Gain on disposition of assets	-	1,596	-	30,596
	342,127	116,802	600,123	148,263

Operating income/loss before interest expense and impairment	(341,141)	(96,802)	(504,137)	(113,263)
Other interest income	1,819	2,341	3,605	4,067
Interest expense	(437)	-	(585)	-
Impairment	-	-	-	(307,318)

Operating loss before income taxes	(339,759)	(94,461)	(501,117)	(416,514)
Income Taxes	-	-	-	-
Net income/loss attributed to non-controlling interest	206,644	-	308,443	-

Net loss and comprehensive loss	$(133,115)	$(94,461)	$(192,674)	$(416,514)

Form 10-Q	Sustainable Projects Group Inc.	Page 4

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $7,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $90,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $16,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of SPGX’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As at June 30, 2019, SPGX had cash of $142,758 and total liabilities of $349,169. During the 12 month period following the date of this report, management anticipates that SPGX will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, SPGX will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding SPGX’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of SPGX’s common stock. However, SPGX does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, SPGX will not be able to develop its products and its business plan will fail. Even if SPGX is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If SPGX does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Six Month Period Ended June 30, 2019

At June 30, 2019, SPGX had a cash balance of $142,758 and a working capital of $391,581, compared to a cash balance of $249,675 and a working capital of $675,830 for the fiscal period ended December 31, 2018.

The notes to SPGX’s financial statements as of June 30, 2019, disclose its uncertain ability to continue as a going concern. SPGX has accumulated a deficit of $2,301,045 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Form 10-Q	Sustainable Projects Group Inc.	Page 5

SPGX has $142,758 cash on hand as at June 30, 2019. Cash used in operations was $257,041 for the six month period ended June 30, 2019. SPGX will need to raise additional cash in order to fund ongoing operations over the next 12 month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the six month period ended June 30, 2019 was net cash used in operations $257,041, which was primarily due to the increase of our operating activities. We incurred an increase in receivables of $175,575 from the sale of assets, increase in interest receivables of $3,594, and decrease in prepaid expenses of $24,730, compared to a net cash used in operations of $216,088 for the same time period for the prior fiscal period, which was primarily due to non-cash items consisting of a loss on acquisition of asset of $29,750, impairment of $276,318 on the mineral properties, impairment of intangible asset of $31,000, changes in current assets and liabilities consisting of an increase in prepaid expenses of $7,704, an increase in accounts payable and accrued expenses of $11,713, and a decrease in deferred revenue of $5,000.

Net Cash Flows From Investing Activities.

SPGX’s net cash flow used in investing activities during the six month period ended June 30, 2019 was $1,869, which was primarily due to purchase of office equipment, as compared to a net cash flow provided by investing activities of $252,147 for the same time period for the prior fiscal period, which was primarily due to payment from the sale of assets of $258,996, proceeds of $6,000 from the disposal of investments and acquisition of $12,849 for purchase of office equipment, furniture and other assets.

Net Cash Flows From Financing Activities.

SPGX’s net cash flow from financing activities during the six month period ended June 30, 2019 was $151,993 which consisted of $50,000 from proceeds of notes payable, $1,993 from issuance of common stock and $100,000 from contribution from non-controlling interests as compared to $6,000 for the same time period for the prior fiscal period.

Operations Results for the Three Month Period Ended June 30, 2019

Net Loss. During the three month period ended June 30, 2019, SPGX had a net loss of $133,115, which include a net loss attributed to non-controlling interest of $206,644. The loss consisted generally from consulting fees and other operating expenses such as management fees, salaries and wages, and professional fees, compared to the same time period for the prior fiscal period, when SPGX had a net loss of $94,461, which was primarily due to professional fees, consulting fees, administrative and other operating expenses. These costs during the three month period ended June 30, 2019 was primarily attributable to our continued growth of our operations.

Revenue. During the three month period ended June 30, 2019, SPGX had revenues of $986 compared to $20,000 from the same period in the prior year. The decrease in revenue was primarily due to the termination of our consulting agreement and our shortage of staff.

Operating Expenses. SPGX’s operating expenses during the three month period ended June 30, 2019 were $342,127 as compared to the same time period for the prior fiscal period of $116,802. The increased operating expenses were due to the expansion of the Company’s business and primarily attributing to consulting fees, salaries and wages, travel costs and management fees.

Form 10-Q	Sustainable Projects Group Inc.	Page 6

Operations Results for the Six Month Period Ended June 30, 2019

Net Loss. During the six month period ended June 30, 2019, SPGX had a net loss of $192,674, which include a net loss attributed to non-controlling interest of $308,443, as compared to a net loss of $416,514 for the same period in the prior year which was primarily due to an impairment of $307,318 on investments. The loss was primarily attributable to our continued growth of our operations for the current period.

Revenue. During the six month period ended June 30, 2019, SPGX had revenues of $95,986 as compared to $35,000 for the same period in the prior year. The increase in revenue was primarily due the new consulting agreement the Company had, but was terminated during the period.

Operating Expenses. SPGX’s operating expenses during the six month period ended June 30, 2019 were $600,123 as compared to $148,263 for the same period in the prior year. The increase in operating expenses were primarily attributable to our continued growth of operations and the expansion of our business which increased our general and administrative expenses, advertising and promotion expenses, consulting fees, management fees, professional fees, salaries and wages, travel costs and our rent.

Going Concern

SPGX has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming SPGX will continue as a going concern. SPGX has accumulated a deficit of $2,301,045 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. SPGX’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. SPGX has $142,758 cash on hand as at June 30, 2019. Cash used in operations was $257,041 for the six month period ended June 30, 2019. SPGX will need to raise additional cash in order to fund ongoing operations over the next 12 month period. SPGX may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for SPGX on acceptable terms, if at all.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 7

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

Interim reporting and significant accounting policies

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, result of operation and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. It is suggested that the condensed consolidated interim financial statements be read in conjunction with SPGX’s December 31, 2018 annual financial statements. Operating results for the six month period ended June 30, 2019, are not necessarily indicative of the results that can be expected for the period ended December 31, 2019.

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

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operating ventures consist of Hero Wellness Systems, Cormo USA and Sustainable Projects Group. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the net sales less cost of sales, general and administrative expenses and does not include amortization of any sorts, stock-based compensation or any other charges (income), and interest. As at June 30, 2019, the Company only has revenue to report for the consultancy work it performed. There were no revenues from Hero Wellness Systems or Cormo USA.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 8

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Even though the Company entered into contract with the customer, the contract could be terminated at any time with two weeks’ notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. Revenue is from several customers and the Company has one contract with one customer. Termination penalties are non-substantive and can be performed by either party. For the six months ended June 30, 2019, all of the revenues were from related parties.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 9

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of SPGX’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that SPGX’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, SPGX failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended June 30, 2019. As a result, SPGX’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in SPGX’s internal controls over financial reporting during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, SPGX’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of SPGX’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect internal control over financial reporting.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 10

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

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

Form 10-Q	Sustainable Projects Group Inc.	Page 11

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

Form 10-Q	Sustainable Projects Group Inc.	Page 12

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended June 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Form 10-Q	Sustainable Projects Group Inc.	Page 13

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable Projects Group Inc.

Dated: January 22, 2020	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)