Form 10-K
period 2019-12-31
Sustainable Projects Group Inc.
filed 2020-04-14
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2019

[ ]	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ___________ to __________________

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

[   ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[   ] Yes [ X ] No

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

[ X ] Yes [   ] No

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

Larger accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ X ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

[   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[   ] Yes [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,414,191 based on the closing price of $1.50 on June 28, 2019 as quoted by the OTCQB Marketplace on that date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2020

common shares - $0.0001 par value	7,648,113

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2019 are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-K and Sustainable Project Group Inc. (“SPGX”) disclaims any obligation to publicly update these statements or disclose any difference between its actual results and those reflected in these statements. SPGX may, from time to time, make oral forward-looking statements. SPGX strongly advises that the above paragraphs and the risk factors described in this Annual Report and in SPGX’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of SPGX to materially differ from those in the oral forward-looking statements. SPGX disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

As used in this registration statement, unless the context otherwise requires, “we”, “us”, “our”, the “Company”, “SPGX” and “Sustainable” refers to Sustainable Projects Group, Inc.

part I

Item 1. Business.

(a) Business Development

Sustainable Projects Group Inc. (“SPGX” or the “Company”) is a Nevada corporation that was incorporated on September 4, 2009 under the name “Blue Spa Incorporated”. On December 19, 2016, the company changed its name to “Sustainable Petroleum Group Inc.” by a majority vote of its shareholders. On October 25, 2017, the company changed its name to “Sustainable Projects Group Inc.” by a majority vote of its shareholders.

The Company is a business development company engaged in project development and holdings through value based investments and collaborative partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and or development. SPGX initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally.

The Company maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its U.S. headquarters is located at 225 Banyan Boulevard, Suite 220, Naples, Florida, 34102 (phone number 239-307-2925).

The Company has an authorized capital of 500,000,000 common shares with a par value of $0.0001 per share with 7,648,113 common shares issued and outstanding as of March 31, 2020.

The Company has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger consolidation or purchase or sale of a significant amount of assets not in the ordinary course of SPGX’s business.

Sustainable Projects Group Inc.	Form 10-K	Page 2

(b) Business

The Company was incorporated on September 4, 2009 in the State of Nevada. Sustainable Projects Group Inc. is a business development company engaged in project development and holdings through value-based investments and collaborative partnerships with companies across sustainable sectors:

1.	Cormo USA Inc.;
2.	Gator Lotto; and
3.	Hero Wellness Systems Inc. (fka Vitalizer Americas Inc.)

1. Cormo USA Inc.

Cormo USA Inc. – Based on a letter of intent and a shareholder agreement, the Company entered into a joint venture with Cormo AG, a company incorporated in Switzerland, to assist in the business development of Cormo’s operations in the United States. Cormo AG is in the business of producing and developing peat moss replacement and natural foam products and technologies. Also, for its participation in the joint venture, the Company will be required to provide certain services, including U.S. business development, management, market research, and determination of potential distribution channels. Under the agreement, Cormo USA Inc has exclusive marketing and distribution rights to Cormo AG’s sustainable agriculture business and suite of patents. Cormo’s technology allows field waste from maize farms to be turned into a variety of products, including peat moss. In May 2019, a site was chosen for its first production facility, with production scheduled to start in late fall of 2020. The joint venture is controlled by Cormo AG (35%) and SPGX (35%) equally with the balance of shares held by eight non-controlling shareholders.

Cormo USA Inc. is currently in its development stage and in the process of establishing the first pilot project in the United States. Cormo USA Inc. intends to utilize the substantial corn production volume in the U.S. to gain a foothold in the agricultural industry and provide a revenue source for struggling farmers. Likewise, the company offers a viable alternative to harvested peat moss, a major source of carbon dioxide (CO2). Major consumers of peat moss, such as the horticultural industry are looking for a stable, price beneficial solution for their peat moss needs. At this time Cormo USA Inc. has initiated early discussions with several major industry partners and peat moss consumers across the United States. Additionally, Cormo USA Inc. is in the process of establishing industry partnership to develop additional applications for the company’s foam replacement product BABS.

For the future, the company anticipates the distribution of peat moss replacement TEFA through its own brand of soil blends through retail channels and wholesale through partnerships with industrial end-users.

The main uses of the company’s BABS foam replacement are in the agricultural, industrial and building materials industry. At this point the company is in development stages with proven prototypes in the segments air filtrations and building materials.

Cormo USA’s products are sustainable replacements for existing, widely-used materials, such as peat moss, building bricks and air filters. While “being green” is an attribute that speaks loudly, the Company realizes that it is operating in a crowded market space where price is a bigger motivator for customers than sustainability. Hence, it will be vitally important for the company to operate under strict cost controls to fulfill its mission to offer “greener, better solutions – at better prices” to be commercially successful.

See Exhibit 10.13 - Letter of Intent and Exhibit 10.20 - Shareholder’s Agreement for more details.

2. Gator Lotto

Gator Lotto – In 2018 the Company acquired all technology assets including source code, graphics, and online assets for US$400,000 through the issuance of new shares. SPGX aims to commercialize this project which features a fully functioning lotto ticket management app (currently in version 2.0) with more than 40,000 downloads. Management plans to spin out this technology into a newly formed partnership within the next 24 months with the aim to increase monetization, user growth and eventual sale or licensing. The Company spent an additional $11,000 to further develop the technology in 2019. See Exhibit 10.12 - Asset Purchase Agreement for more details.

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

The Company determined that an impairment of $168,000 was required which approximate its market value. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future. Based on few operational lottery apps in the United States app stores, the company believes that it has a superior app to competitors and sees this as an asset.

Sustainable Projects Group Inc.	Form 10-K	Page 3

3. Hero Wellness Systems Inc. (fka Vitalizer Americas Inc.)

Hero Wellness Systems Inc. (“Hero Wellness”) –Pursuant to the terms and conditions of a shareholder’s agreement dated in September 29, 2018, the Company entered into a joint venture relationship originally for the purpose of importing, selling and distributing products offered by Vitalizer International of Switzerland. However, due to supplies and other processing issues, Hero Wellness has sourced its own supplier and is now importing, selling and distributing its own products. SPGX’s participation in the joint venture is 55%. SPGX’s role is to provide certain services, including general management and day to day operations of the joint venture. Currently, the joint venture is comprised of the following ownership: 55% the Company with the balance of ownership held by two non-controlling owners.

The Company is focused on the retail and B2B market segment of the lifestyle and healthcare markets. B2B clients consist of spas and salons, hotels and hospitality and entertainment venues in the United States. Additionally the company is active in the distribution of its Hero Chroma massage chair through its webstore www.herochroma.com and additional websites operated by the company. The company is also in discussions with several brick and mortar retail furniture, specialty sports and massage equipment establishments.

Hero Wellness Systems Inc. is dependent upon a functioning supply chain, as it sources finished products from its suppliers in China. Hero Wellness sees this as a risk-factor and is looking for alternative suppliers at this time. Thus far, the supplier has never experienced inventory shortfalls. Additionally, due to its wide marketing strategy, targeting retail customers through internet sales, as well as key account management to gain corporate customers, Hero Wellness is not dependent on singular customers. However, the company’s products are considered luxury lifestyle products and thus are dependent on healthy consumer spending behavior. Slowdowns in consumer confidence could have a negative impact on purchasing behavior of these types of products all across the economy.

Hero Wellness Systems operates in a crowded market place. Several providers of massage chair products from low-end to high-end exist. Hero Wellness Systems Inc. operates in the high end-spectrum, competing against a number of established companies. The company aims to differentiate itself from existing providers through a higher level of service, including white glove delivery and significantly cheaper delivery times (through a US based logistics hub provider).

See Exhibit 10.14 - Shareholder’s Agreement for more details.

Dependence on Major Customers

As of the date of this filing, neither SPGX nor any of its holdings are dependent on any major customers.

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

Gator Lotto - There are no registered patents or trademarks for this project, but SPGX holds the intellectual property for this technology.

Sustainable Projects Group Inc.	Form 10-K	Page 4

Government Controls and Regulations

The Company’s various business segments are subject to various levels of government controls and regulations, which are supplemented and amended from time to time. Currently, the Company is in compliance with all business and operations licenses that are typically applicable to most commercial ventures. However, management is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. There can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future, will not impose additional fees and taxes on SPGX and its business operations. Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on the Company’s business and/or any additional costs to the Company’s business operations. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by the Company.

Currently there is no effect of these existing regulations on the Company’s business segments and the Company is able to carry out its business operations as planned. However, it is possible that in the future, governments could change the regulations which could affect the business operations and limit the Company’s ability to continue its operations.

Expenditures on Research and Development During the Last Two Fiscal Years

Since September 4, 2009, the Company has not spent any funds on either company-sponsored research and development activities or customer-sponsored research activities relating to the development of new products, services or techniques or the improvement of existing products, services, or techniques with the exception of the following:

Gator Lotto - SPGX spent an additional $11,000 to further develop this technology before it was launched in February 2019.

Number of Total Employees and Number of Full Time Employees

The Company currently has two full time employees. In each segment of its plan of operations, the Company intends to retain the services of key management to assist in the various aspects of its business operations, consulting services, and ongoing business development. As soon as funding is available and/or secured, management intends to hire skilled employees to for its various operations.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Properties.

The Company maintains its U.S. headquarters at 225 Banyan Boulevard, Suite 220, Naples, Florida, 34102. The Company has entered into an office lease effective September 1, 2018 for its office in Naples, Florida. The lease expires March 31, 2021.

Item 3. Legal Proceedings.

The Company is not a party to any pending legal proceedings and, to the best of the Company’s knowledge, none of the Company’s property or assets are the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosure.

N/A

Sustainable Projects Group Inc.	Form 10-K	Page 5

PART II

 Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

From December 19, 2016 to October 17, 2018 the Company’s common shares were quoted on the OTCQB under the symbol “SPGX”. The table below gives the high and low bid information for each fiscal quarter of trading for the last two fiscal years. The bid information was obtained from Pink OTC Markets Inc. and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
31 March 2020	$4.00	$0.75	OTC Markets Group Inc.
31 December 2019	$4.00	$4.00	OTC Markets Group Inc.
30 September 2019	$4.00	$1.20	OTC Markets Group Inc.
30 June 2019	$1.50	$1.00	OTC Markets Group Inc.
31 March 2019	$3.30	$3.01	OTC Markets Group Inc.
31 December 2018	$3.30	$3.30	OTC Markets Group Inc.
30 November 2018	$3.30	$3.02	OTC Markets Group Inc.
31 August 2018	$4.35	$3.02	OTC Markets Group Inc.
31 May 2018	$4.00	$3.60	OTC Markets Group Inc.
28 February 2018	$4.20	$3.00	OTC Markets Group Inc.

(b) Holders of Record

The Company had 90 holders of record as of March 03, 2020.

(c) Dividends

The Company has not declared any dividends on its common shares and is not subject to any restrictions that limit its ability to pay dividends on its common shares. Dividends are declared at the sole discretion of the Company’s Board of Directors.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last two years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

January 30, 2018 – Acquisition of Falcon Projects AG

On January 30, 2018, the board of directors authorized the issuance of 10,000 restricted shares of common stock as consideration for the acquisition of 10 shares in the capital of Falcon Projects AG valued at $42,000. See Exhibit 10.11 - Share Purchase Agreement for more details. The Company relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions. SPGX subsequently sold all of the Falcon Projects AG shares for $11,000 on December 26, 2018.

May 25, 2018 – Acquisition of Gator Lotto App

On May 25, 2018, the board of directors authorized the issuance of 100,000 restricted shares of common stock as consideration for the acquisition of the Gator Lotto app from Global Gaming Media Inc., valued at $400,000. See Exhibit 10.12 - Asset Purchase Agreement for more details. The Company relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions.

December 2018 - $3.30 Debt Settlement

In December 2018 the board of directors authorized the issuance of 10,001 restricted shares of common stock as settlement of $33,001 of debt owed to two shareholders of the Company at a price of $3.30 per restricted share. The $33,001 was out-of-pocket expenses that two shareholders paid on behalf of the Company.

Currently, there are no outstanding options or warrants to purchase, or securities convertible into, shares of the Company’s common shares.

(e) Penny Stock Rules

Trading in the Company’s common shares is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends SPGX’s common shares to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s securities, which could severely limit their market price and liquidity of the Company’s securities. The application of the “penny stock” rules may affect your ability to resell the Company’s securities.

Sustainable Projects Group Inc.	Form 10-K	Page 6

Item 6. Selected Financial Data.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING PRESENTATION OF THE PLAN OF OPERATION OF SUSTAINABLE Projects GROUP INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

The Company is a business development company engaged in project development and holdings through value based investments and collaborative partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and or development. The Company initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally. The Company is currently involved in the following businesses: (1) Consulting Services; and (2) Collaborative partnerships.

Plan of Operation

The Company’s plan of operation for the next 12 months is to continue to evaluate and acquire assets and partnerships for holding or business development activities, and to collaborate, develop and create new assets with a continued focus on sustainability. The Company is currently evaluating other projects to find attractive partnerships to expand its business development activities. Other projects of interest that management is currently researching are in the field of sustainability.

Accounting and Audit Plan

The Company has retained a CPA to assist in the bookkeeping and organization of the Company’s financial records. The Company’s accountant is expected to charge approximately $20,000 to maintain the Company’s financial records for the next 12 months. The Company’s independent auditor is expected to charge approximately $3,750 to review each of the Company’s quarterly financial statements and approximately $28,000 to audit the Company’s annual financial statements. In the next 12 months, SPGX anticipates spending approximately $48,000 to pay for its accounting and audit requirements.

SEC Filing Plan

As a reporting company, the Company is required to file documents with the US Securities and Exchange Commission on a quarterly basis. The Company expects to incur filing costs of approximately $4,000 per quarter to support its quarterly and annual filings. In the next 12 months, the Company anticipates spending approximately $16,000 for filing costs to pay for three quarterly filings and one annual filing.

As at December 31, 2019, the Company had a cash balance of $68,992 (2018 - $249,675) and a working capital of $ 36,471 (2018 - $675,830). Accordingly, the Company will require additional financing to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Financial Condition

As at December 31, 2019, the Company had a cash balance of $68,992 compared to a cash balance of $249,675 at December 31, 2018. Management will be able to better assess the anticipated revenues once the production of its joint venture commences in 2020. If additional funds are required, additional funding will come from equity financing from the sale of the Company’s common shares or from debt financing. If the Company is successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. Management cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of its common shares or from debt financing to fund its plan of operations. In the absence of any required funding, the Company will not be able to execute its plan of operation and its business plan will fail. Even if the Company is successful in obtaining the required financing and executes its plan of operation, if the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Sustainable Projects Group Inc.	Form 10-K	Page 7

Based on the nature of Company’s business, management anticipates incurring operating losses in the foreseeable future. Management bases this expectation, in part, on the fact that the Company will continue to acquire business assets. The Company’s future financial results are also uncertain due to a number of factors, some of which are outside its control. These factors include, but are not limited to:

●	The ability to raise additional funding; and
●	The ability to find new projects; and
●	The cost of maintaining or developing current assets.

Due to the Company’s lack of operating history and present inability to generate consistent revenues, the Company’s auditors have stated their opinion that there currently exists a substantial doubt about the Company’s ability to continue as a going concern.

COVID-19

With the present COVID-19 pandemic, this has created a challenge that none of us could imagine globally. Under these circumstances, the Company will need to manage its cash flow during these difficult time and funding resources may not be available and the outlook is uncertain. Our plan of operations may not proceed and may and can be held up. As a multinational business development company, the Company is dependent on a free flow of goods and people, as well as a sound economic environment. The Company sees significant risks to the business operations as prolonged timeline of travel restrictions and economic uncertainty creates the inability to raise finances to continue to operate and expand.

The world has become collectively impacted by COVID-19. Curbing the expansion of the pandemic is in everyone’s interest and although there is no clear end in sight, we are hopeful that we can navigate the challenges the Company is facing with our resourcefulness and resiliency. We can not predict what the future holds. These are unprecedented times and the Company will adjust to the new realities.

Following the company’s contingency protocol, Sustainable Projects Group has enacted social distancing guidelines on February 21st, stopped all face to face meetings as well as non-essential business travel for all employees and consultants. Additionally, work-from-home procedures were instituted for all personnel and consultants.

Liquidity and Capital Resources

As of December 31, 2019, the Company had total assets of $1,175,305, and a working capital of $36,471, compared with a total assets of $2,188,730 and a working capital of $675,830 at December 31, 2018. The decrease in the working capital was primarily due to the fact that the Company incurred reduced revenues during the year. The Company was short staffed and didn’t have the required resources to seek new customers and sales.

Net Cash Used in Operating Activities

During the period ended December 31, 2019, net cash used in operating activities was $272,482 compared to $682,047 for the same period ended December 31, 2018. The decrease in cash used in operating activities was due to the Company in receipt of their loans receivables and was able to maintain the operations of the Company. The Company re-organized its internal structure and activities were limited due to the shortage of workers.

Net Cash Used in Investing Activities

During the period ended December 31, 2019, net cash used in investing activities was $1,969 compared to $465,772 for the same period ended December 31, 2018. The net cash used in investing activities was primarily due to the acquisition of assets.

Net Cash Generated from Financing Activities

During the period ended December 31, 2019, net cash flows provided from financing activities was $93,768 as compared with financing activities of $1,367,425 for the same period ended December 31, 2018. The Company received proceeds from issuance of common stock of $1,993, proceeds of notes payable of $70,000 and $21,775 from contributions from the non-controlling interest of the joint ventures. The prior periods net cash used in financing activities was due to proceeds from issuance of common shares, proceeds of sale of investments and from contributions from the non-controlling interest.

Sustainable Projects Group Inc.	Form 10-K	Page 8

Results of Operation

The Company had operating revenues of $105,729 during the period ended December 31, 2019 as compared to $313,500 during the same period ended December 31, 2018. The decrease in revenues were primarily due to the reduced revenues as the Company was short staffed and didn’t have skilled workers to maintain the sales.

The Company changed its business focus to pursue investments, partnerships and collaboration across sustainable sectors. The Company plans to establish strategic business projects in sustainable fields. With the new acquisitions of assets and investments, the Company expected the increase in operation expenditures to develop and build the business. However, during the year ended December 31, 2019, the Company didn’t have enough resources and skilled workers to upkeep with sales. The Company’s continued success and existence will be impacted if the Company is not able to obtain enough capital through the services it provides or obtain enough capital through additional equity financing.

References to the discussion below relates to the fiscal year ended December 31, 2019 and December 31, 2018:

	For the twelve	For the twelve
	months ended	months ended
	December 31,	December 31,
	2019	2018
Revenues
Gross Revenues	$105,729	$313,500

Operating Expenses
Administrative and other operating expenses	$119,384	$67,768
Advertising and Promotion	7,246	10,614
Depreciation	134,944	6,712
Consulting fees	345,000	67,000
Management fees	127,500	74,029
Professional fees	116,376	170,982
Rent	35,781	13,529
Salaries and wages	186,059	177,305
Travel	49,510	28,995
Amortized right of use assets	62,250	24,117
Loss/Gain on disposition of assets	-	31,665
Total Expenses	$1,184,050	$672,716

General and Administrative

General and administrative expenses are the general office and operational expenses of the Company. They include, but not limited to, bank charges, general office expenses, and filing and transfer agent fees.

Off-Balance Sheet Arrangements

The has no off-balance sheet arrangements including arrangements that would affect its liquidity, capital resources, market risk support and credit risk support or other benefits.

Material Commitments for Capital Expenditures

The Company had no contingencies or long-term commitments at December 31, 2019.

Tabular Disclosure of Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Sustainable Projects Group Inc.	Form 10-K	Page 9

Significant Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of Company’s financial statements.

Going Concern

The Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. The Company has accumulated a deficit of $2,632,115 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations when they come due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $68,992 cash on hand as at December 31, 2019. Cash used by operations was $272,482 for the twelve-month period ended December 31, 2019. Therefore, the Company will need to raise additional cash in order to fund ongoing operations over the next 12-month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Accounts Receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2019, the Company believes there are no receivables considered uncollectible.

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

Sustainable Projects Group Inc.	Form 10-K	Page 10

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting”, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified non-employee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to re-assess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of this new standard does not have an impact on the Company’s financial statements.

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended December 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Where there is a contract for services, the Company performs the obligations and bills monthly for its services as rendered. Where there is no contract, the Company performs the obligation and/or service and recognize revenues as provided. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. The Company has one contract with one related party customer with a time period required for notice of termination. Termination penalties are non-substantive and can be performed by either party. As at December 31, 2019, most of the revenues were from related parties except the revenue from Hero Wellness Systems.

Operating Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the new standard June 01, 2018. The Company has elected not to recognize lease assets and lease liabilities for leases with an initial term of 12 months or less.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Sustainable Projects Group Inc.	Form 10-K	Page 11

Item 8. Financial Statements and Supplementary Data.

SUSTAINABLE projects GROUP INC.

Financial Statements

for the TWELVE months ended december 31, 2019 and december 31, 2018

Sustainable Projects Group Inc.	Form 10-K	Page F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sustainable Projects Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sustainable Projects Group, Inc. (“the Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has sustained operating losses resulting in a deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2018.

Spokane, Washington

April 14, 2020

Sustainable Projects Group Inc.	Form 10-K	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
As at	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$68,992	$249,675
Other receivables – related party - Note 4	132,273	596,535
Interest receivables – Note 4	-	10,692
Inventory	62,077	-
Prepaid expenses and deposits – Note 6	12,521	34,160
	275,863	891,062
Long Term Assets:
Note Receivable – Note 4	-	200,000

ROU Asset – lease – Note 7	72,568	137,819
Office Equipment – Note 7	8,028	11,561
Leasehold improvements – Note 7	2,938	5,288
Intangible assets – Note 9	815,908	943,000

TOTAL ASSETS	$1,175,305	$2,188,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 10	$122,327	$143,920
Amount due to directors – Note 14	3,750	1,200
Amount due to shareholders – Note 14	36,332	12,068
Amount due to related parties – Note 14	19,403	5,685
Lease liability - Note 7	55,830	52,359
Interest payable – Note 11	1,750	-
TOTAL CURRENT LIABILITIES	239,392	215,232

NON-CURRENT LIABILITIES
Notes payable, related party – Note 11	$50,000	$-
Convertible note payable, related party – Note 11	20,000	-
Obligations under operating lease - Note 7	14,365	70,195
TOTAL NON-CURRENT LIABILITIES	$84,365	$70,195

TOTAL LIABILITIES	$323,757	$285,427

Commitments and Contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Common Stock – Note 12
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 7,648,113 (Dec 31, 2018 – 7,647,388)	$765	$765
Additional Paid in Capital	2,747,138	2,745,145
Accumulated Deficit	(2,632,115)	(2,108,371)
Non-controlling interest - Note 13	735,760	1,265,764
TOTAL STOCKHOLDERS’ EQUITY	851,548	1,903,303

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,175,305	$2,188,730

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the twelve	For the twelve
	months ended	months ended
	December 31,	December 31,
	2019	2018
Revenues
Gross Revenues	$105,729	$313,500

Operating Expenses
Administrative and other operating expenses	$119,384	$67,768
Advertising and Promotion	7,246	10,614
Depreciation	134,944	6,712
Consulting fees	345,000	67,000
Management fees	127,500	74,029
Professional fees	116,376	170,982
Rent	35,781	13,529
Salaries and wages	186,059	177,305
Travel	49,510	28,995
Amortized right of use assets	62,250	24,117
Loss/Gain on disposition of assets	-	31,665
Total Expenses	$1,184,050	$672,716

Operating income/loss before interest expense and impairment	(1,078,321)	(359,216)
Other interest income	4,548	7,719
Interest expense	(1,750)	-
Impairment	-	(475,318)

Operating loss before income taxes	(1,075,523)	(826,815)
Income Taxes	-	-
Net income/loss attributed to non-controlling interest	551,779	68,911

Net loss and comprehensive loss	$(523,744)	$(757,904)
Loss per share of common stock
-Basic and diluted	$(0.07)	$(0.08)
Weighted average no. of shares of common stock
-Basic and diluted	7,648,014	9,036,955

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Twelve Months Ended December 31, 2019 and 2018

		par value at	Additional			Non-
	Common	$0.0001	Paid-in	Shares	Accumulated	Controlling
For December 31, 2019	Shares	Amount	Capital	Subscribed	Deficit	Interests	Total

Balance, December 31, 2018	7,647,388	$765	$2,745,145	$-	$(2,108,371)	$1,265,764	$1,903,303
Shares issued at $2.75	725	-	1,993	-	-		1,993
Non-controlling interests	-	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	-	(59,559)	(101,799)	(161,358)

Balance, March 31, 2019	7,648,113	$765	$2,747,138	$-	$(2,167,930)	$1,213,965	$1,793,938
Non-controlling interests	-	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	-	(133,115)	(206,644)	(339,759)

Balance, June 30, 2019	7,648,113	$765	$2,747,138	$-	$(2,301,045)	$1,057,321	$1,504,179
Net loss and comprehensive loss	-	-	-	-	(156,621)	(137,548)	(294,169)

Balance, September 30, 2019	7,648,113	$765	$2,747,138	$-	$(2,457,666)	$919,773	$1,210,010
Non-controlling interests	-	-	-	-	-	(78,225)	(78,225)
Net loss and comprehensive loss	-	-	-	-	(174,449)	(105,788)	(280,237)

Balance, December 31, 2019	7,648,113	$765	$2,747,138	$-	$(2,632,115)	$735,760	$851,548

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-5

		par value at	Additional			Non-
	Common	$0.0001	Paid-in	Shares	Accumulated	Controlling
For December 31, 2018	Shares	Amount	Capital	Subscribed	Deficit	Interests	Total

Balance, December 31, 2017	8,953,518	$895	$6,249,696	$100,000	$(1,350,469)	$-	$5,000,122
Shares to be issued at $4.00 per share	-	-	-	6,000	-	-	6,000
Shares issued at $4.20 per share for assets	10,000	1	41,999	-	-	-	42,000
Net loss and comprehensive loss	-	-	-	-	(322,053)	-	(322,053)

Balance, March 31, 2018	8,963,518	$896	$6,291,695	$106,000	$(1,672,522)	$-	$4,726,069
Shares issued at $4.00 per share	1,500	-	6,000	(6,000)	-	-	-
Shares issued at $4.00 per share for debts	25,000	3	99,997	(100,000)	-	-	-
Shares issued at $4.00 per share for assets	100,000	10	399,990	-	-	-	400,000
Net loss and comprehensive loss	-	-	-	-	(94,461)	-	(94,461)

Balance, June 30, 2018	9,090,018	$909	$6,797,682	$-	$(1,766,983)	$-	$5,031,608
Net loss and comprehensive loss	-	-	-	-	(29,207)	-	(29,207)

Balance, September 30, 2018	9,090,018	$909	$6,797,682	$-	$(1,796,190)	$-	$5,002,401
Shares cancelled - lease deposit	(400,000)	(40)	(611,960)	-	-	-	(612,000)
Shares issued at $3.30 per share for debts	10,001	1	33,000	-	-	-	33,001
Shares cancelled - mineral rights	(1,052,631)	(105)	(3,473,577)	-	-	-	(3,473,682)
Non-controlling interests	-	-	-	-	-	1,334,675	1,334,675
Net loss and comprehensive loss	-	-	-	-	(312,181)	(68,911)	(381,092)

Balance, December 31, 2018	7,647,388	$765	$2,745,145	$-	$(2,108,371)	$1,265,764	$1,903,303

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-6

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve	For the twelve
	months ended	months ended
	December 31, 2019	December 31, 2018
Cash Flows from operating activities:
Net loss and comprehensive loss	$(1,075,523)	$(826,815)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Shares for debts	-	33,001
Loss on disposition of asset	-	29,750
Gain on disposition of asset	-	(750)
Impairment on mineral properties	-	276,318
Impairment on investments	-	31,000
Impairment on intangible asset	-	168,000
Depreciation	134,944	6,712
Interest on receivables	10,692	(7,719)
Lease interest	3,460	1,552
Amortization of ROU asset - Vehicle	11,362	6,155
Amortization of ROU asset - Office lease	53,889	17,962
Changes in current assets and liabilities:
Prepaid expenses	21,639	(34,160)
Inventory	(62,077)	-
Other receivables	664,262	(406,535)
Right of use asset - Vehicle	-	(22,724)
Interest payable	1,750	-
Accounts payable and accrued expenses	(7,875)	81,148
Amount due to related parties	26,814	13,268
Deferred revenue	-	(30,000)
Payment of lease liability	(55,819)	(18,210)
Net cash used in operating activities	$(272,482)	$(682,047)

Cash Flows from investing activities:
Proceeds from disposal of shares	$-	$6,000
Acquisition of assets	(1,969)	(730,768)
Note receivables	-	258,996
Net Cash used in investing activities	$(1,969)	$(465,772)

Cash Flows from financing activities:
Proceeds from issuance of common stock	1,993	6,000
Proceeds from sale of investment	-	26,750
Proceeds from convertible note payable	20,000	-
Proceeds from note payable	50,000	-
Cash provided by non-controlling interest	21,775	1,334,675
Net Cash generated from financing activities	$93,768	$1,367,425

Net (decrease) increase in cash and cash equivalents	(180,683)	219,606
Cash and cash equivalents at beginning of period	249,675	30,069
Cash and cash equivalents at end of period	$68,992	$249,675

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for assets	$-	$400,000
Common stock issued for investments	-	42,000
Common stock issued for debts	-	100,000
Common stock cancelled for mineral rights	-	(3,473,682)
Common stock cancelled for deposit on lease	-	(612,000)

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-7

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

1.	Organization and Nature of Operations

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

The Company changed its year end to December 31.

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

The Company has accumulated a deficit of $2,632,115 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $68,992 cash on hand as at December 31, 2019. Cash used in operations was $272,482 for the twelve months ended December 31, 2019. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-8

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operating ventures consist of Hero Wellness Systems, Cormo USA and Sustainable Projects Group. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the net sales less cost of sales, general and administrative expenses and does not include amortization of any sorts, stock-based compensation or any other charges (income), and interest. As at December 31, 2019, the Company reported revenues for its consultancy work it performed and product sales from Hero Wellness Systems. There were no revenues from Cormo USA.

	For the twelve months ended	For the twelve months ended
	Dec 31, 2019	Dec 31, 2018

Net Sales
Sustainable Projects Group	$95,986	$313,500
Hero Wellness Systems	6,080	-
Cormo USA	-	-
Total Sales	$103,066	$313,500

Total Assets
Sustainable Projects Group	$423,984	$913,156
Hero Wellness Systems	144,911	188,660
Cormo USA	684,635	1,087,500
Total Assets	$1,253,530	$2,189,316

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

Sustainable Projects Group Inc.	Form 10-K	Page F-9

Cash and cash equivalents

The Company considers all short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less to be cash equivalents.

Intangible assets

Included in intangible asset is the acquisition of the Gator Lotto App. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. This is amortized over its estimated useful life of three years. The gross cost and accumulated amortization of the intangible asset will be removed when the recorded amounts are fully amortized and the asset is no longer in use. During the period ended December 31, 2018, the Company determined that an impairment of $168,000 was required. The Gator Lotto App was re-valued to be $243,000 which approximate its market value. The Company currently does not have the resources to exploit the app until it has the financial support and can hire key workers. The Company may consider selling this asset in the future.

Included in the intangible asset is also the exclusive license from Cormo AG for North America. The exclusive license includes, but not limited to, the intellectual property, know-how, patent trade marks and all present and future process improvements, product applications and related know-how from Cormo AG. The license is amortized over its estimated useful life of fifteen years. The amortization commenced January 1, 2019.

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

For the twelve months period ended December 31, 2019, there was $551,779 (December 31, 2018 - $68,911) of non-controlling interest that was reconciled to the net loss and comprehensive loss presented in the statements of operations.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-10

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

Sustainable Projects Group Inc.	Form 10-K	Page F-11

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended December 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Where there is a contract for services, the Company performs the obligations and bills monthly for its services as rendered. Where there is no contract, the Company performs the obligation and/or service and recognize revenues as provided. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. The Company has one contract with one related party customer with a time period required for notice of termination. Termination penalties are non-substantive and can be performed by either party. As at December 31, 2019, most of the revenues were from related parties except the revenue from Hero Wellness Systems.

Accounts receivables

Trade accounts receivable are stated at the amount the Company expects to collect. Management considers the following factors when determining the collectability of specific customer accounts: customer credit worthiness, past transaction history, current economic industry trends and changes in customer payment terms. Past due balances over 90 days and other higher risk amounts are reviewed individually for collectability. Based on the management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. As of December 31, 2019, the Company believes there are no receivables considered uncollectible.

Sustainable Projects Group Inc.	Form 10-K	Page F-12

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. At December 31, 2019, inventory consists of 3-D massage chairs from Hero Wellness Systems Inc. of $62,077.

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

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting”, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified non-employee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when nonemployee share-based payment awards contain such conditions. The new standard also eliminates the requirement to re-assess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of this new standard does not have an impact on the Company’s financial statements.

Operating Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the new standard June 01, 2018. The Company has elected not to recognize lease assets and lease liabilities for leases with an initial term of 12 months or less.

Sustainable Projects Group Inc.	Form 10-K	Page F-13

Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at December 31, 2019 and 2018.

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

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the accompanying financial statements.

4.	Note receivable

On June 28, 2017, the Company entered into a note receivable with a company with a common director of the Company in the amount of $200,000 with an interest rate of 3.5% per annum that is payable annually. Any unpaid interest shall be added to the principal of the loan on an annual basis and together will become the new amount used to calculate the amount of interest going forward. The note receivable, together with any accrued interest outstanding, is due March 15, 2022. During the period ended December 31, 2019, the total principal and accrued interest was paid in full of $215,228. (see Note 14).

Other receivables – related party

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 in which Amixca AG has agreed to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. At December 31, 2019, there remains $29,733 outstanding. As of the date of this report, the full amount has been repaid. (See Note 14)

The Company entered into a Share Purchase Agreement dated July 25, 2017 with Flin Ventures AG to purchase all the shares of myfactor.io AG for $175,500 (EUR 150,000) subject to due diligence, buy back of an outstanding bond issued by myfactor.io AG for $83,496 (EUR 70,000) and other conditions. Effective December 4, 2017, myfactor.io AG was purchased and the acquisition was classified as a held for sale asset and was recorded at fair market value. Due diligence costs with respect to this Share Purchase Agreement were included in investments. Each company was managed and financed autonomously. The Company held the asset and subsequently sold this asset in its present condition as at May 31, 2018 for $257,400 (EUR 220,000). During the period ended December 31, 2018, the full amount was paid.

Sustainable Projects Group Inc.	Form 10-K	Page F-14

5.	Investments

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

6.	Prepaid expenses and deposits

	Dec 31, 2019	Dec 31, 2018

Prepaid expenses	$7,521	$29,160
Deposit on lease	5,000	5,000

Total	$12,521	$34,160

On June 23, 2017, the Company acquired a lease deposit in the amount of CHF600,000 for the office building located at Falkenstrasse 28, Zurich, Switzerland, 8008, made by an arm’s length party, Daniel Greising, on behalf of SP Group (Europe) AG. As consideration for an assignment of the lease deposit to the Company, the Company issued Mr. Greising 400,000 restricted shares of common stock. In addition, the owner of the office building granted a sublease of the office from SP Group (Europe) AG to the Company rent-free for a term of 10 years commencing July 1, 2017 to be completed and terminated on June 30, 2027. The shares were valued at $3.50 per share, which was the fair value of the shares at the time of the transaction, for a valuation of $1,400,000. The Company incurred a $779,278 loss on the acquisition of the deposit. The Company no longer requires an office in Zurich and has terminated its arrangement for the office space during the period ended December 31, 2018. The 400,000 restricted shares were cancelled.

Sustainable Projects Group Inc.	Form 10-K	Page F-15

7.	Assets

Right of Use Asset – Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments. The Company intends to return the vehicle at the end of the lease period. At December 31, 2019, the remaining right of use asset was $5,207.

Right of Use Asset	$22,724
Accum Amortization	$(17,517)
$5,207

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

2020	$57,402
2021	14,449
$71,851
Amount representing interest	(1,656)
Lease obligation, net	$70,195
Less current portion	(55,830)
Lease obligation - long term	$14,365

The remaining office lease liability at December 31, 2019 was $70,195. The current portion of the lease liability was $55,830 and the non-current portion of the lease liability was $14,365.

At December 31, 2019, the remaining right of use asset for the office lease was $67,361. An annual rate of 3.5% was used which is the rate used for loans in the Company. The right of use asset is being amortized over the duration of the lease.

Right of Use Asset	$139,212
Accum Amortization	$(71,851)
$67,361

Sustainable Projects Group Inc.	Form 10-K	Page F-16

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

For Zurich office	Dec 31, 2019	Dec 31, 2018

Cost	$-	$35,000
Extinguishment	-	(29,750)
Accumulated Depreciation	-	(5,250)
Net	$-	$-

The leasehold improvements for the Florida office is depreciated straight-line over the term of the office lease commencing September 1, 2018 and ending March 31, 2021.

For Florida office	Dec 31, 2019	Dec 31, 2018

Cost	$6,072	$6,072
Accumulated Depreciation	(3,134)	(784)
Net	$2,938	$5,288

Office Furniture and Equipment

The office furniture and equipment are depreciated straight-line for a period of 3 years.

Furniture & Equipment	Dec 31, 2019	Dec 31, 2018

Cost	$13,698	$13,698
Additions	1,394	-
Accumulated Depreciation	(7,064)	(2,137)
Net	$8,028	$11,561

8.	Mineral Properties

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

Sustainable Projects Group Inc.	Form 10-K	Page F-17

9.	Intangible Assets

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The Company commenced amortization of its intangible asset over a three-year period effective January 2019. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company determined an impairment of $168,000 was required. The Gator Lotto App was re-valued to be $243,000 which approximate its market value. The Company currently does not have the resources to exploit the app until it has the financial support and can hire key workers. The Company may consider selling this asset in the future.

Cormo USA Inc., the joint venture with the Company, has an exclusive license agreement from Cormo AG (of Switzerland) for North America. The exclusive license includes, but not limited to, the intellectual property, know-how, patent trade marks and all present and future process improvements, product applications and related know how from Cormo AG. As part of the joint venture agreement, Cormo AG’s contribution for its 35% interest was the license to Cormo USA. The license was valued to be $700,000 pursuant to its authorized share capital. The license is amortized over its estimated useful life of fifteen years. The amortization commenced January 1, 2019. The following is the amortization amounts for each of the next five years:

2020	$46,666
2021	$46,666
2022	$46,666
2023	$46,666
And thereafter	$466,670

Summary of intangibles:

	Cost less Impairment	Accumulated Depreciation	Net

Gator Lotto App	$243,000	$81,000	$162,000
License	700,000	46,666	653,334
Trademark	574	-	574

	$943,574	$127,666	$815,908

10.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of December 31, 2019 are summarized as follows:

	Dec 31, 2019	Dec 31, 2018

Accrued audit fees	$42,750	$53,500
Accrued accounting fees	26,000	50,500
Accrued legal fees	23,040	6,075
Accrued office expenses	30,537	33,845

Total	$122,327	$143,920

Sustainable Projects Group Inc.	Form 10-K	Page F-18

11.	Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. As at December 31, 2019, there was $1,467 in accrued interest (see Note 14).

On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. As at December 31, 2019, there was $283 in accrued interest (See Note 14).

12.	Common stock

Share transactions during the twelve months ended December 31, 2019:

a)	Issued 725 shares of common stock for cash at $2.75 per share.

Share transactions during the twelve months ended December 31, 2018:

a)	Cancellation and the return of 400,000 restricted shares of common stock for the deposit for the office lease back to treasury. The cancellation of the lease deposit was valued at $612,000 which is the deposit of CHF 600,000.

b)	The Company settled debts totaling $33,001 to shareholders by providing 10,001 shares at $3.30 per share, which was the fair value of the shares at the time of the transaction. The shares were issued subsequent to the period ended December 31, 2018.

c)	The Company returned the interest of the mineral properties back to its original owner and negotiated the return of 1,052,631 of the restricted shares back to treasury and cancelled. The Company calculated the re-acquisition of the 1,052,631 restricted shares and determined that an impairment of $276,318 was required. The cancelled shares were valued at $3,473,682 valued at $3.30 per share, which was the market value.

d)	Sold 1,000 shares of common stock for cash at $3.50 per share.

e)	Sold 5,000 shares of common stock for cash at $4.00 per share.

f)	Issued 10,000 shares of common stock at $4.20 per share for the purchase of 10% holdings of Falcon Projects AG.

g)	The Company settled a debt with Workplan Holding AG of CHF 100,000 by providing 25,000 restricted shares valued at $4.00 per share.

h)	Sold 1,500 shares of common stock for cash at $4.00 per share.

i)	Issued 100,000 shares of common stock at $4.00 per share for the acquisition of Gator Lotto.

At December 31, 2019, the Company had 7,648,113 common shares outstanding (December 31, 2018 – 7,647,388 common shares).

There were no warrants or stock options outstanding as of December 31, 2019 and December 31, 2018.

Sustainable Projects Group Inc.	Form 10-K	Page F-19

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

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 14). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. As at December 31, 2019, Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to December 31, 2019 and 2018:

	Dec 31, 2019	Dec 31, 2018
Assets	$109,709	$415,723
Liabilities	(6,178)	(5,000)
Net Assets	$103,531	$410,723

Revenues	$8,743	$-
Expenses	(237,710)	(110,777)
Net Income	$(228,967)	$(110,777)

Company’s joint venture interest portion on net income	$(125,932)	$(60,928)

Company’s Capital contribution to joint venture	$250,191	$51,000

Company’s joint venture interest portion in net assets	$56,942	$225,897

Non-controlling joint venture interest on net income	$(103,035)	$(49,850)

Total Equity of Joint Venture	$443,275	$521,500
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	$156,450	$234,675

Sustainable Projects Group Inc.	Form 10-K	Page F-20

Cormo USA Inc.

The Company has a controlling interest of 35% in a joint venture of Cormo USA Inc. (See Note 14) Cormo USA Inc. is in the business of producing and developing peat moss replacement and natural foam products and technologies. Cormo USA was incorporated November 2018 and just started to set up its business. The company is researching viable properties to set up its manufacturing plant. It is also investigating various economic development programs for assistance to build its plant and operations. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to December 31, 2019 and 2018:

	Dec 31, 2019	Dec 31, 2018

Assets	$1,191,843	$1,787,500
Liabilities	(11,543)	(16,824)
Net Assets	$1,180,301	$1,770,676

Revenues	$-	$-
Expenses	(690,375)	(29,324)
Net Income	$(690,375)	$(29,324)

Company’s joint venture interest portion of net income	$(241,631)	$(10,264)

Company’s Capital contribution to joint venture	$247,647	$-

Company’s joint venture interest share in net assets	$413,105	$619,736

Non-controlling joint venture interest on net income	$(448,744)	$(19,061)

Total equity of joint venture received	$1,900,000	$1,800,000
Company’s portion of the joint venture	700,000	700,000
Non-controlling interest portion in equity	$1,200,000	$1,100,000

In summary, the total aggregate non-controlling joint venture interest on net income for the period was ($551,779) (Dec 2018 - $(68,911)) and the total aggregate non-controlling joint venture interest in equity was $ 1,356,450 since inception to December 31, 2019 (Dec 31, 2018 - $1,334,675).

	Dec 31, 2019	Dec 31, 2018

For Hero Wellness Systems Inc.	$(103,035)	$(49,850)
For Cormo USA Inc.	(448,744)	(19,061)
Total non-controlling joint venture interest on net income current period	$(551,779)	$(68,911)

For Hero Wellness Systems Inc.	$156,450	$234,675
For Cormo USA Inc.	1,200,000	1,100,000
Total non-controlling joint venture interest in equity	$1,356,450	$1,334,675
Less total non-controlling joint venture interest on net income in prior period	(68,911)	-
Less total non-controlling interest on net income	(551,779)	(68,911)
Total non-controlling joint venture interest	$735,760	$1,265,764

Sustainable Projects Group Inc.	Form 10-K	Page F-21

14.	Related party transactions

During the period ended December 31, 2019, the Company incurred management fees from a director totaling an aggregate of $127,500 (December 31, 2018 - $74,029 from two directors). During the period ended December 31, 2019, the Company incurred management fees from an officer totaling $58,269. As at December 31, 2019, $Nil was owing to a director for out of pocket expenses (December 31, 2018 - $1,200); and $36,332 was owing to shareholders for expenses paid on behalf of the Company and consulting fees (December 31, 2018- $12,068). As at December 31, 2019, an aggregate of $19,403 was owing to a company with a director and officer in common for office expenses (December 31, 2018 - $5,685).

During the period ended December 31, 2019, the Company incurred $Nil (December 31, 2018 - $2,500) to a company with a director in common for rent for its office in Naples, Florida; $9,500 (December 31, 2018 - $4,000) for website/app maintenance; $2,429 for communication expenses (December 31, 2018 - $1,412).

During the period ending December 31, 2019, the Company entered into a note payable with a shareholder of the Company for $50,000. The loan bears an annual interest rate of 3.5% and is due on April 15, 2022. At December 31, 2019, the accrued interest was $1,467 (see Note 11).

On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. At December 31, 2019, the accrued interest was $283 (See Note 11)

Transactions with a Majority Shareholder

Workplan Holdings Inc.

During the year ended May 31, 2017, Workplan Holdings Inc., a company controlled by a sole shareholder, purchased 4,000,000 restricted common shares from the former sole officer and director of the Company.

The Company entered into a property purchase agreement with Workplan Holdings Inc. and issued 1,250,000 restricted common stocks at $3.00 per share and acquired two mineral properties. (see Note 8)

The shareholder paid expenses on behalf of the Company in the amount of $500 during the period ended May 31, 2017. As December 31, 2019, $Nil was owing (December 31, 2018 - $236). As of December 31, 2019, the shareholder owed the Company $514 for expenses, which was subsequently paid.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-22

Amixca AG

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, the Company received $124,772. There remains $29,733 outstanding at December 31, 2019. (see Note 4). The Amixca AG $190,000 was part of the assignment of receivables agreement with a shareholder of the Company. As of the date of this report, the $190,000 has been repaid in full.

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

SP Group (Europe) AG

SP Group (Europe) AG and the Company share a common majority shareholder. The Company entered into a 3 year consulting agreement with SP Group (Europe) AG whereby the Company will provide advisory and consulting services commencing May 1, 2017. This consulting agreement was terminated in August 2018. A new consulting agreement was entered on June 27, 2018 for a two year period commencing July 1, 2018 and ending June 30, 2020 in which SP Group (Europe) AG agrees to pay the Company $40,000 per month for financial research, due diligence services, and presentation materials for developmental prospects. The Company performs the obligations and invoices SP Group (Europe) AG on a monthly basis for services as rendered. Either party may terminate the agreement by providing 2 weeks written notice. As of the December 31, 2019 Company booked $95,000 (Dec 31 2018 - $240,000) in consulting revenues from SP Group (Europe) AG. The consultancy agreement with SP Group (Europe) AG was mutually terminated at the end of March 2019. At December 31, 2019, owing in receivables for consultancy fees was $101,985. As of the date of this report, the outstanding amounts was paid.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-23

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

Global Gaming Media Inc.

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder (Christopher Grunder), and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The Company commenced amortization of its intangible asset over a three-year period effected January 2019. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company determined an impairment of $168,000. The Gator Lotto App was re-valued to $243,000 which approximate its market value.

Assignment of Receivables

On August 7, 2019, the Company entered into an assignment of receivables with a shareholder whereby the Company is to assign $471,759 of receivables and accrued interest in return for a cash payment of $450,000, payable in three separate transactions by September 15, 2019. The rights and title will pass over to the shareholder when full payment is received. As of the date of this report, the Company was in receipt of $465,000. The cash payment was re-negotiated due to the delay in payment. The cash payment received was applied towards the Alimex Gmbh loan and accrued interest thereof, the Amixca AG deposit, and other receivables. Subsequent to December 31, 2019, the Company incurred $6,758 for assignment expenses. (See Note 4).

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

Hero Wellness Systems Inc.

On September 29, 2018, the Company entered into a joint venture agreement with Vitalizer Americas Inc. with its principal purpose to import, sale and distribute certain products offered by Vitalizer International AG of Switzerland. In April 2019, Vitalizer Americas Inc.’s name was changed to Hero Wellness Systems Inc. as it was no longer dealing with Vitalizer International AG. The Company holds 55% interest, Christopher Grunder of Workplan Holding Inc. holds 15% interest and Kurt Muehlbauer holds 15% interest. Hero Wellness Systems is in the business of providing luxury massage therapy solutions. The operating results of Hero Wellness Systems Inc. have been incorporated in the consolidated financial statements of the Company. The non-controlling joint venture interest that were not attributable to the Company have been reported separately.

Sustainable Projects Group Inc.	Form 10-K	Page F-24

Cormo USA Inc.

The Company entered into a letter of intent with Cormo AG on October 25, 2018 to form a joint venture agreement for the Company to provide business development, market research, sourcing, distribution and overall operations of Cormo AG’s exclusive unrestricted use of its patents and licenses in North America. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. On February 25, 2019 the joint venture shareholders’ agreement was finalized with a group of investors whereby the Company holds 35% interest, Cormo AG holds 35% interest, Paul Meier holds 2.5% interest, Stefan Muehlbauer holds 2.5% interest, and other investors hold an aggregate of 25% interest. As of the date of this report, the other investors contributed an aggregate of $400,000 to the joint venture. The operating results of Cormo USA Inc. have been incorporated in the consolidated financial statements of the Company. The non-controlling joint venture interest that were not attributable to the Company have been reported separately.

15.	Income Taxes

The following income tax do not include amounts from the joint ventures. The Company does not file consolidated income tax returns. Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the twelve months ended December 31, 2019 and the seven months ended December 31, 2018 for the Company is as follows:

	Dec 31, 2019	Dec 31, 2018

Net loss for the period	$(155,660)	$(281,179)
Statutory and effective tax rate	21%	21%

Income tax expense (recovery) at the effective rate	$(32,689)	$(59,048)
Permanent differences	-	394
Timing differences	-	(74,106)
Tax benefit deferred	32,689	132,760
Income tax recovery and income taxes recoverable	$-	$-

The Company has accumulated net operating losses for income taxes purposes of $1,413,644 of which $625,796 will expire beginning in 2032 and the balance of $787,848 is indefinite. The components of the net deferred tax asset at December 31, 2019 and December 31, 2018 and the statutory tax rate and the effective tax rate, and the amount of the valuation respectively, are scheduled below:

	Dec 31 2019	Dec 31 2018

Tax losses carried forward	$1,413,644	$1,257,984

Statutory and effective tax rate	21%	21%

Deferred tax asset	296,865	264,177
Valuation allowance	(296,865)	(264,177)
Net deferred asset	$-	$-

The change in the valuation allowance for the period ended December 31, 2019 was $32,688. The change in valuation for years ended December 31, 2018 was $132,760 respectively.

The Company file income tax returns in the United States of America and in the State of Nevada. The Company maintains its office in the State of Florida and is subject to state tax returns as well. At December 31, 2019, the Company is current with all its filings.

16.	Subsequent events

The Company evaluated all events and transactions that occurred after December 31, 2019 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Sustainable Projects Group Inc.	Form 10-K	Page F-25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on September 4, 2009, there were no disagreements with the Company’s principal accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304 of Regulation S-K that occurred within the Company’s two most recent fiscal years and the subsequent interim periods. The Company’s Independent Registered Public Accounting Firm since May 4, 2018 has been Fruci & Associates, Certified Public Accountants of Spokane, Washington whom audited the Company’s May 31, 2018 year end, December 31, 2018 year end and December 31, 2019 year end.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC rules and forms and that such information was accumulated or communicated to management to allow timely decisions regarding required disclosure. In particular, the Company has identified material weaknesses in internal control over financial reporting, as discussed below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of SPGX’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

Sustainable Projects Group Inc.	Form 10-K	Page 12

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2019 and December 31, 2018 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2019, SPGX’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on SPGX’s financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors caused and continues to cause an ineffective oversight in the establishment and monitoring of the required internal controls over financial reporting.

The Company is committed to improving its financial organization. As part of this commitment and when funds are available, the Company will create a position to segregate duties consistent with control objectives and will increase its personnel resources and technical accounting expertise within the accounting function by: (i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn-over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

The Company’s independent auditors have not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. As a result, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company was not required to have, nor has the Company, engaged its independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

On May 2, 2018 Christian Winzenried resigned as Chief Executive Officer of the Company, and Stefan Muehlbauer was appointed by the board of directors as the new Chief Executive Officer. Also, on July 31, 2018 Christian Winzenried resigned as Chief Financial Officer, and Stefan Muehlbauer was appointed by the board of directors as the new Chief Financial Officer.

There have been no other changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Sustainable Projects Group Inc.	Form 10-K	Page 13

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

(a)	Identify Directors and Executive Officers

Each director of the Company holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

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

Sustainable Projects Group Inc.	Form 10-K	Page 14

(b)	Identify Significant Employees

The Company has two significant employees. The Company relies upon the services and time of its key management. Stefan Muehlbauer, CEO and CFO, has devoted and will continue to devote approximately 40 hours per week or 100% of his working time to the Company’s business. Tiffany Muehlbauer, COO, has devoted and will continue to devote approximately 40 hours per week or 100% of her working time to the Company’s business. Dr. Philip Grothe, Director, has devoted and will continue to devote approximately one hour per week or 2% of his working time to the Company’s business. Lilibeth Fani Grunder, Director, has devoted and will continue to devote approximately one hour per week or 2% of her working time to the Company’s business.

(c)	Family Relationships

There is no family relationship among the directors or officers of the Company, with the exception of Tiffany Muehlbauer, who is the spouse of Stefan Muehlbauer.

(d)	Involvement in Certain Legal Proceedings

During the past 10 years, no director, officer, or promoter of the Company has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Sustainable Projects Group Inc.	Form 10-K	Page 15

(e)	Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of SPGX to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to SPGX. Based solely on SPGX’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for the period ended December 31, 2019 were met, with the exception of the following:

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

The Company does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. The Company has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)	Audit Committee Financial Expert

The Company has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. The Company’s Board of Directors has determined that it does not presently need an audit committee financial expert on the Board of Directors to carry out the duties of the Audit Committee. The Company’s Board of Directors has determined that the cost of hiring a financial expert to act as a director of the Company and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

(h)	Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Rather, the Company’s entire board of directors perform the required functions of an audit committee. Currently, each director is a member of the Company’s audit committee, but only Dr. Philip Grothe and Ms. Lilibeth Fani Grunder meet the Company’s independent requirements for an audit committee member. See “Item 13. (c) Director independence” below for more information on independence.

The Company’s audit committee is responsible for: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by the Company’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engaged by the audit committee.

As of December 31, 2019, the Company did not have a written audit committee charter or similar document.

(i)	Code of Ethics

The Company has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. The Company undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact the Company at 239-307-2925 to request a copy of the Company’s financial code of ethics. Management believes the Company’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management will be updating its Code of Ethics and will file an updated Code of Ethics when completed.

Sustainable Projects Group Inc.	Form 10-K	Page 16

Item 11. Executive Compensation.

Please see the table below:

Summary compensation table

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Stefan Muehlbauer	2019[3]	127,500	nil	nil	nil	nil	nil	nil	127,500
CEO May 2018 - present	2018[1]	20,040	nil	nil	nil	nil	nil	nil	20,040
CFO July 2018 - present	2018[2]	55,090	nil	nil	nil	nil	nil	nil	55,090

Tiffany Muehlbauer	2019	58,269	nil	nil	nil	nil	nil	nil	58,269
COO Oct 2018 - present	2018[2]	16,154	nil	nil	nil	nil	nil	nil	16,154

Christian Winzenried	2019	nil	nil	nil	nil	nil	nil	nil	nil
President and CEO	2018[1]	nil	nil	nil	nil	nil	nil	7,000	7,000
Feb 2017 - May 2018	2018[2]	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Dr. Philip Grothe	2019	nil	nil	nil	nil	nil	nil	nil	nil
President and CEO	2018[1]	68,000	nil	nil	nil	nil	nil	nil	68,000
Jan 2017 - Feb 2017	2018[2]	1,000	nil	nil	nil	nil	nil	nil	1,000

[1] For the fiscal year ended May 31, 2018.

[2] For the transition period from June 1, 2018 to December 31, 2018.

[3] Mr. Muehlbauer received $90,000 from Sustainable Projects Group Inc. and $37,500 from Cormo USA Inc.

Since inception, there was no stock options, stock appreciation rights, or long-term incentive plans that have been granted, exercised or re-priced.

Currently, the Company does not have an employment agreement with any executive officers or directors, with the exception of the following:

On August 1, 2017, the Company entered into a services agreement with Dr. Philip Grothe in which Dr. Grothe agreed to accept the appointment as a director and to provide director-related services to SPGX. As consideration for such services, the Company agreed to annually pay Dr. Grothe 16,000 restricted common shares of the Company. See Exhibit 10.7 - Services Agreement for more details.

On May 1, 2018, the Company entered into an employment agreement with Stefan Muehlbauer in which Mr. Muehlbauer agreed to accept the appointment as Chief Executive Officer of SPGX and to provide CEO-related services to the Company. As consideration for such services, the Company agreed to pay Mr. Muehlbauer $7,500 monthly for a period of three years and be renewed for successive one year terms until terminated. See Exhibit 10.22 - Employment Agreement for more details.

On May 1, 2018, the Company entered into an employment agreement with Tiffany Muehlbauer in which Ms. Muehlbauer agreed to accept the appointment as Office Manager of SPGX and to provide management services to the Company. As consideration for such services, the Company agreed to pay Ms. Muehlbauer $42,000 annually for a period of three years and be renewed for successive one year terms until terminated. Effective October 1, 2018, Tiffany Muehlbauer accepted the appointment of Chief Operating Officer. See Exhibit 10.23 - Employment Agreement for more details.

Sustainable Projects Group Inc.	Form 10-K	Page 17

Also, the Company reimburses all of its management and directors for reasonable expenses incurred by performing their duties for the Company.

There are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of the Company or from a change in a named executive officer’s responsibilities following a change in control.

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

[2] Based on 7,648,113 common shares issued and outstanding as of March 31, 2020.

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

[1] Based on 7,648,113 common shares issued and outstanding as of March 31, 2020.

Each person listed above has full voting and investment power with respect to the common shares indicated. Under the rules of the SEC, a person (or a group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the Company’s common shares.

(c)	Changes in Control

Management is not aware of any arrangement that may result in a change in control of the Company.

Sustainable Projects Group Inc.	Form 10-K	Page 18

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a)	Transactions with Related Persons

During the period December 31, 2019, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, with the exception of the following:

(1)	Christopher Grunder - Sale and purchase of shares in SP Group (Europe) AG

Pursuant to the terms and conditions of a share purchase agreement dated July 6, 2017 Workplan Holding Inc., a company wholly-owned by Christopher Grunder, the principal shareholder of the Company, sold 2,000 shares in the capital of SP Group (Europe) AG to the Company. These shares represent a 20% interest in SP Group (Europe) AG. As consideration for the purchased shares, the Company issued 6,000 restricted shares of common stock in the capital of the Company to Workplan Holding Inc. for a purchase price of $21,000. See Exhibit 10.4 - Share Purchase Agreement for more details.

In addition, as a condition precedent to the Share Purchase Agreement, the Company required SP Group (Europe) AG and its majority shareholder, Christopher Grunder, to enter into an agreement that will require SP Group (Europe) AG to declare an annual dividend to be paid to all of its shareholders. Pursuant to the terms and conditions of the dividend agreement dated July 10, 2017 among Christopher Grunder, Sustainable Petroleum Group Inc, and SP Group (Europe) AG, the Company will be entitled to 20% of the net profits of SP Group (Europe) AG in each fiscal year. See Exhibit 10.5 - Dividend Agreement for more details.

On December 26, 2018, the Company sold all its shares of SP Group (Europe) AG back to SP Group (Europe) AG for CHF 15,000.

(2)	Christopher Grunder - Sale and purchase of myfactor.io AG

Pursuant to the terms and conditions of a share purchase agreement dated May 31, 2018 SP Group (Europe) AG, a company which Christopher Grunder is a controlling shareholder, and who was a principal shareholder of the Company at that time, acquired all of the shares in myfactor.io AG from the Company. As consideration for the sale of all of its interest in myfactor.io.AG, the Company was to be paid Euro$220,000 as a purchase price. See Exhibit 10.21 - Share Purchase Agreement for more details.

(3)	Christopher Grunder – Amixca AG

The Company advanced a refundable $190,000 deposit to Amixca AG for due diligence. After such due diligence, the Company decided not to proceed with the acquisition of Amixca AG. At the time of the advance of funds, Amixca AG and Workplan Holdings AG have a common significant shareholder (Christopher Grunder). On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of the date of this report, the full amount has been repaid.

(4)	Christopher Grunder - SP Group (Europe) AG

At the time of the agreement, SP Group (Europe) AG and the Company share a common majority shareholder (Christopher Grunder). The Company entered into a three year consulting agreement with SP Group (Europe) AG whereby the Company will provide advisory and consulting services commencing May 1, 2017. The agreement provides that SP Group (Europe) AG will pay the Company as follows:

a.	$5,000 per month for the first year;
b.	$10,000 per month for the second year; and
c.	$15,000 per month for the third year.

As of the December 31, 2019, The Company booked $95,000 (2018- $240,000) in consulting revenues from SP Group (Europe). The consultancy agreement was mutually terminated at the end of March 2019.

Sustainable Projects Group Inc.	Form 10-K	Page 19

(5)	Global Gaming Media Inc.

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder (Christopher Grunder), and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company determined that an impairment of $168,000 was required which approximate its market value. The re-valued amount of the Gator Lotto App was $243,000. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future.

(b)	Promoters and control persons

From inception of the Company on September 4, 2009 to July 2016, Law Yau Yau was the only promoter of the Company’s business, and from July 2016 to February 2017 Suha Hächler was the only promoter of the Company’s business. From February 2017 to May 2018 Mr. Hächler and Christian Winzenried were the only promoters of the Company’s business. Since May 2018 Stefan Muehlbauer has been the only promoter of the Company’s business. No promoter of the Company has received anything of value from the Company nor is any person entitled to receive anything of value from the Company for services provided as a promoter of the business of the Company.

(c)	Director independence

The Company’s board of directors currently consists of Stefan Muehlbauer, Dr. Philip Grothe, and Lilibeth Fani Grunder. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, the Company’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of the Company’s stock will not preclude a director from being independent.

In applying this definition, the Company’s board of directors has determined that Dr. Grothe and Ms. Fani Grunder each qualify as an “independent director” pursuant to the same rule.

As of the date of the report, the Company did not maintain a separately designated compensation or nominating committee.

The Company has also adopted this definition for the independence of the members of its audit committee. Each of the directors is a member of the Company’s audit committee. The Company’s board of directors has determined that only Dr. Grothe and Ms. Fani Grunder are “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and are “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the Company’s audit of annual financial statements and for review of financial statements included in the Company’s Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2018 - $82,000

2019 - $37,250

Sustainable Projects Group Inc.	Form 10-K	Page 20

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2018 - $nil

2019 - $nil

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018 - $nil

2019 - $nil

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2018 - $nil

2019 - $nil

(6) The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

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

Exhibit	Description	Status
3.1	Articles of Incorporation and Certificate of Amendment, filed as an exhibit to SPGX’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s registration statement on Form S-1 filed on September 13, 2010, and incorporated herein by reference.	Filed

Sustainable Projects Group Inc.	Form 10-K	Page 21

Exhibit	Description	Status
3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an Exhibit to SPGX’s Form 10-K (Annual Report) on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

Sustainable Projects Group Inc.	Form 10-K	Page 22

Exhibit	Description	Status
10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s 2010 registration statement on Form S-1 filed on September 13, 2009, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the annual report on Form 10-K of Sustainable Projects Group Inc. for the period ended December 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) the Condensed Consolidated Statements of Stockholders’ Equity, and (iv) the Condensed Consolidated Statements of Cash Flows.

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

Sustainable Projects Group Inc.	Form 10-K	Page 23

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, Sustainable Projects Group Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Sustainable projects Group Inc.

By:	/s/ Stefan Muehlbauer
Name:	Stefan Muehlbauer
Title:	Director, President & CEO
Dated:	April 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Sustainable Projects Group Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Stefan Muehlbauer	President, Chief Executive Officer, Principal Executive Officer	April 14, 2020
Stefan Muehlbauer	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Corporate Secretary, and Chief Communications Officer Member of the Board of Directors

/s/ Philip Grothe	Member of the Board of Directors	April 14, 2020
Philip Grothe

Sustainable Projects Group Inc.	Form 10-K	Page 24