Form 10-Q
period 2020-03-31
Sustainable Projects Group Inc.
filed 2020-05-13
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	March 31, 2020

[ ]	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from __________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Banyan Boulevard, Suite 220, Naples, Florida	34102
(Address of principal executive offices)	(Zip Code)

239-307-2925

(Registrant’s telephone number, including area code)

Sustainable Petroleum Group Inc., 2316 Pine Ridge Road, Suite 383, Naples Florida, 34109

(Former name, former address and former fiscal year, if changed since last report)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

[  ] Yes [X] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 5, 2020
common stock - $0.0001 par value	7,680,613

part I – financial information

Item 1. Financial Statements.

SUSTAINABLE PROJECTS GROUP INC.

For the three Months Ended march 31, 2020 and 2019

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-1

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at	March 31 2020	December 31 2019
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$73,165	$68,992
Other receivables – related party - Note 4	-	132,273
Inventory – Note 5	62,077	62,077
Prepaid expenses and deposits – Note 6	14,956	12,521
	150,198	275,863

ROU Asset – lease – Note 7	56,256	72,568
Office Equipment – Note 7	6,772	8,028
Leasehold improvements – Note 7	2,351	2,938
Intangible assets – Note 8	783,991	815,908

TOTAL ASSETS	$999,568	$1,175,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 9	$105,184	$122,327
Amount due to directors – Note 13	33,250	3,750
Amount due to shareholders – Note 13	36,332	36,332
Amount due to related parties – Note 13	32,068	19,403
Lease liability - Note 7	56,717	55,830
Interest payable – Note 10	2,336	1,750
TOTAL CURRENT LIABILITIES	265,887	239,392

NON-CURRENT LIABILITIES
Notes payable, related party – Note 10	$50,000	$50,000
Convertible note payable, related party – Note 10	20,000	20,000
Obligations under operating lease - Note 7	-	14,365
TOTAL NON-CURRENT LIABILITIES	$70,000	$84,365

TOTAL LIABILITIES	$335,887	$323,757

Commitments and Contingencies	$-	$-

STOCKHOLDERS’ EQUITY
Common Stock – Note 11 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 7,648,113 (Dec 31, 2019 – 7,648,113)	$765	$765
Additional Paid in Capital	2,747,138	2,747,138
Accumulated Deficit	(2,740,747)	(2,632,115)
Non-controlling interest - Note 12	656,525	735,760
TOTAL STOCKHOLDERS’ EQUITY	663,681	851,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$999,568	$1,175,305

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended	For the three months ended
	March 31, 2020	March 31, 2019
Revenues
Revenues	$-	$95,000

Operating Expenses
Administrative and other operating expenses	$25,591	$45,324
Advertising and Promotion	-	3,521
Depreciation	33,760	30,785
Consulting fees	20,000	40,500
Management fees	45,000	22,500
Professional fees	10,250	23,946
Rent	14,183	10,892
Salaries and wages	18,285	57,109
Travel	3,900	7,106
Amortized right of use assets	16,312	16,313
	187,281	257,996

Operating income/loss before interest expense and impairment	(187,281)	(162,996)
Other interest income	-	1,786
Interest expense	(586)	(148)

Operating loss before income taxes	(187,867)	(161,358)
Income Taxes	-	-
Net loss attributed to non-controlling interest	79,235	101,799

Net loss and comprehensive loss	$(108,632)	$(59,559)
Loss per share of common stock
-Basic and diluted	$(0.014)	$(0.008)
Weighted average no. of shares of common stock
-Basic and diluted	7,648,113	7,647,710

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Common	par value at $0.0001	Additional Paid-in	Shares	Accumulated	Non- Controlling
For March 31, 2020	Shares	Amount	Capital	Subscribed	Deficit	Interests	Total

Balance, December 31, 2019	7,648,113	$765	$2,747,138	$-	$(2,632,115)	$735,760	$851,548
Net loss and comprehensive loss	-	-	-	-	(108,632)	(79,235)	(187,867)

Balance, March 31, 2020	7,648,113	$765	$2,747,138	$-	$(2,740,747)	$656,525	$663,681

	Common	par value at $0.0001	Additional Paid-in	Shares	Accumulated	Non- Controlling
For March 31, 2019	Shares	Amount	Capital	Subscribed	Deficit	Interests	Total

Balance, December 31, 2018	7,647,388	$765	$2,745,145	$-	$(2,108,371)	$1,265,764	$1,903,303
Shares issued at $2.75	725	-	1,993	-	-	-	1,993
Non-controlling interests	-	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	-	(59,559)	(101,799)	(161,358)

Balance, March 31, 2019	7,648,113	$765	$2,747,138	$-	$(2,167,930)	$1,213,965	$1,793,938

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019
Cash Flows from operating activities:
Net loss and comprehensive loss	$(187,867)	$(161,358)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	33,760	30,785
Interest on receivables	-	(1,786)
Lease interest	575	1,036
Amortization of ROU asset - Vehicle	2,840	2,840
Amortization of ROU asset - Office lease	13,472	13,473
Changes in current assets and liabilities
Prepaid expenses	(2,435)	18,654
Inventory	-	(4,211)
Other receivables	132,273	176,325
Interest payable	586	148
Accounts payable and accrued expenses	(4,478)	(48,141)
Amount due to directors	29,500	-
Amount due to shareholders	-	11,243
Deferred revenue	-	7,999
Payment of lease liability	(14,053)	(13,658)
Net cash provided by (used in) operating activities	$4,173	$33,349

Cash Flows from investing activities:
Acquisition of Office Equipment	-	(1,172)
Net Cash used in investing activities	$-	$(1,172)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	1,993
Proceeds from notes payable	-	50,000
Non-controlling interest	-	50,000
Net Cash generated from financing activities	$-	$101,993

Net (decrease) increase in cash and cash equivalents	4,173	134,170
Cash and cash equivalents at beginning of period	68,992	249,675
Cash and cash equivalents at end of period	$73,165	$383,845

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-5

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

March 31, 2020

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

The Company has accumulated a deficit of $2,740,747 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $73,165 cash on hand as at March 31, 2020. Cash provided by operations was $4,173 for the three months ended March 31, 2020. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-6

3. Summary of principal accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2019 annual financial statements. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the period ended December 31, 2020.

The accompanying condensed consolidated unaudited interim financial statements include the accounts of the Company and its joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) and Cormo USA Inc. The Company controls 55% of Hero Wellness Systems Inc. and 35% of Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated financial statements. The non-controlling interest that were not attributable to the Company have been reported separately. (See Note 12, Note 13).

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the December 31, 2019 annual report.

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

Deferred revenue

Deferred revenue is a short-term liability that represents revenues received but not earned. When the Company recognizes its revenue, the deferred revenue liability will be eliminated. As at March 31, 2020, the Company’s joint venture received $Nil in deferred revenue (March 31, 2019 - $7,999).

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-7

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

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), from June 01, 2018 using the modified retrospective method. Revenues for the year ended December 31, 2018 were not adjusted. The adoption of Topic 606 did not have a material impact to the Company’s financial statements. The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source which is providing consulting services. Accordingly, the Company recognizes revenue from consulting services when the Company’s performance obligation is complete. Where there is a contract for services, the Company perform the obligations and bills monthly for its services as rendered. Where there is no contract, the Company performs the obligation and/or service and recognize revenues as provided. Even though the Company entered into contract with the customer, the contract could be terminated at any time with notice. The Company may receive payments from customers in advance of the satisfaction of performance obligations for services. These advance payments are recognized as deferred revenue until the performance obligations are completed and then, recognized as revenues. The Company has one contract with one related party customer with a time period requirement for notice of termination. Termination penalties are non-substantive and can be performed by either party. As at March 31, 2020, there was no revenue to report.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operating ventures consist of Hero Wellness Systems, Cormo USA and Sustainable Projects Group. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the net sales less cost of sales, general and administrative expenses and does not include amortization of any sorts, stock-based compensation or any other charges (income), and interest. As at March 31, 2020, there were no revenues to report.

	For the three months ended	For the three months ended	For the twelve months ended
	Mar 31, 2020	Mar 31, 2019	Dec 31, 2019

Net Sales
Sustainable Projects Group	$-	$95,000	$95,986
Hero Wellness Systems	-	-	6,080
Cormo USA	-	-	-
Total Sales	$-	$95,000	$103,066

Total Assets
Sustainable Projects Group	$285,158	$899,380	$423,984
Hero Wellness Systems	62,958	168,876	66,686
Cormo USA	651,452	1,019,736	684,635
Total Assets	$999,568	$2,087,992	$1,175,305

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-8

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

4. Other receivables – related party

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 in which Amixca AG has agreed to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. At March 31, 2020, the full amount was repaid.

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-9

5. Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. At March 31, 2020, inventory consists of 3-D massage chairs from Hero Wellness Systems Inc. of $62,077.

6. Prepaid expenses and deposits

	Mar 31, 2020	Dec 31, 2019

Prepaid expenses	$9,956	$7,521
Deposit on lease	5,000	5,000

Total	$14,956	$12,521

7. Assets

Right of Use Asset – Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments. The Company intends to return the vehicle at the end of the lease period. At March 31, 2020, the remaining right of use asset was $2,367.

Right of Use Asset	$22,724
Accum Amortization	$(20,357)
$2,367

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-10

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

2020	$43,349
2021	14,449
$57,798
Amount representing interest	(1,081)
Lease obligation, net	$56,717
Less current portion	(56,717)
Lease obligation - long term	$-

The remaining office lease liability at March 31, 2020 was $56,717.

At March 31, 2020, the remaining right of use asset for the office lease was $53,889. An annual rate of 3.5% was used which is the rate used for loans in the Company. The right of use asset is being amortized over the duration of the lease.

Right of Use Asset	$139,212
Accum Amortization	$(85,323)
$53,889

Leasehold Improvements

The leasehold improvements for the Florida office will be depreciated straight-line over the term of the office lease commencing September 1, 2018 and ending March 31, 2021.

For Florida office	Mar 31, 2020	Dec 31, 2019

Cost	$6,072	$6,072
Accumulated Depreciation	(3,721)	(3,134)
Net	$2,351	$2,938

Office Furniture and Equipment

The office furniture and equipment are depreciated straight-line for a period of 3 years.

Furniture & Equipment	Mar 31, 2020	Dec 31, 2019

Cost	$13,698	$13,698
Additions	1,394	1,394
Accumulated Depreciation	(8,320)	(7,064)
Net	$6,772	$8,028

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-11

8. Intangible Assets

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

Cormo USA Inc., the joint venture with the Company, has an exclusive license agreement from Cormo AG (of Switzerland) for North America. The exclusive license includes, but not limited to, the intellectual property, know-how, patent trade marks and all present and future process improvements, product applications and related know how from Cormo AG. As part of the joint venture agreement, Cormo AG’s contribution for its 35% interest was the license to Cormo USA. The license was valued to be $700,000 pursuant to its authorized share capital. The license will be amortized over its estimated useful life of fifteen years. The amortization commenced January 1, 2019. The following is the amortization amounts for each of the next five years:

Remaining 2020	$35,000
2021	$46,666
2022	$46,666
2023	$46,666
2024	$46,666
And thereafter	$420,003

Summary of intangibles:

	Cost less Impairment	Accumulated Depreciation	Net

Gator Lotto App	$243,000	$101,250	$141,750
License	700,000	58,333	641,667
Trademark	574	-	574

	$943,574	$159,583	$783,991

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2020 are summarized as follows:

	March 31, 2020	Dec 31, 2019

Accrued audit fees	$13,750	$42,750
Accrued accounting fees	13,000	26,000
Accrued legal fees	23,040	23,040
Accrued office expenses	55,394	30,537

Total	$105,184	$122,327

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-12

10. Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. As at March 31, 2020, there was $1,903 in accrued interest (see Note 13).

On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. As at March 31, 2020, there was $432 in accrued interest (See Note 13).

11. Common stock

There were no share transactions during the three months ended March 31, 2020,

Share transactions during the twelve months ended December 31, 2019:

a)     Issued 725 shares of common stock for cash at $2.75 per share.

12. Equity in joint venture, Non-controlling interest

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

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-13

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 13). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. As at March 31, 2020, Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to March 31, 2020 and December 31, 2019:

	Mar 31, 2020	Dec 31, 2019
Assets	$68,513	$109,709
Liabilities	(14,320)	(6,178)
Net Assets	$54,193	$103,531

Revenues	$-	$8,743
Expenses	(49,338)	(237,710)
Net Income	$(49,338)	$(228,967)

Company’s joint venture interest portion on net income	$(27,136)	$(125,932)

Company’s Capital contribution to joint venture	$286,825	$250,191

Company’s joint venture interest portion in net assets	$29,806	$56,942

Non-controlling joint venture interest on net income	$(22,202)	$(103,035)

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	$156,450	$156,450

Cormo USA Inc.

The Company has a controlling interest of 35% in a joint venture of Cormo USA Inc. (See Note 13) Cormo USA Inc. is in the business of producing and developing peat moss replacement and natural foam products and technologies. Cormo USA was incorporated November 2018 and just started to set up its business. The company is researching viable properties to set up its manufacturing plant. It is also investigating various economic development programs for assistance to build its plant and operations. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to March 31, 2020 and December 31, 2019:

	Mar 31, 2020	Dec 31, 2019

Assets	$1,109,195	$1,191,843
Liabilities	(16,637)	(11,543)
Net Assets	$1,092,558	$1,180,301

Revenues	$-	$-
Expenses	(87,743)	(690,375)
Net Income	$(87,743)	$(690,375)

Company’s joint venture interest portion of net income	$(30,710)	$(241,631)

Company’s Capital contribution to joint venture	$296,592	$247,647

Company’s joint venture interest share in net assets	$382,395	$413,105

Non-controlling joint venture interest on net income	$(57,033)	$(448,744)

Total equity of joint venture received	$1,900,000	$1,900,000
Company’s portion of the joint venture	700,000	700,000
Non-controlling interest portion in equity	$1,200,000	$1,200,000

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-14

In summary, the total aggregate non-controlling joint venture interest on net income for the period was ($79,235) (Dec 2019 - $(551,779)) and the total aggregate non-controlling joint venture interest in equity was $ 1,356,450 since inception to March 31, 2020 (Dec 31, 2019 - $1,356,450).

	Mar 31, 2020	Dec 31, 2019

For Hero Wellness Systems Inc.	$(22,202)	$(103,035)
For Cormo USA Inc.	(57,033)	(448,744)
Total non-controlling joint venture interest on net income current period	$(79,235)	$(551,779)

For Hero Wellness Systems Inc.	$156,450	$156,450
For Cormo USA Inc.	1,200,000	1,200,000
Total non-controlling joint venture interest in equity	$1,356,450	$1,356,450
Less total non-controlling joint venture interest on net income in prior period	(620,690)	(68,911)
Less total non-controlling joint venture interest on net income, current period	(79,235)	(551,779)
Total non-controlling joint venture interest	$656,525	$735,760

13. Related party transactions

During the period ended March 31, 2020, the Company incurred management fees from a director totaling an aggregate of $45,000 (December 31, 2019 - $127,500). As at March 31, 2020, $33,250 was owing to a director for management fees. During the period ended March 31, 2020, the Company incurred management fees from an officer who is a relative of the CEO, totaling $15,000 (December 31, 2019 - $58,269). As at March 31, 2020, $12,766 was owing to an officer for salaries.

During the period ended March 31, 2020, the Company owed $36,332 to shareholders for expenses paid on behalf of the Company and consulting fees (December 31, 2019 - $36,332).

During the period ended March 31, 2020, the Company incurred $Nil to a company with a director and officer in common for website/app maintenance (December 31, 2019 - $9,500), and owe $19,301 for office expenses (December 31, 2019 - $19,403)

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-15

During the period ending March 31, 2020, the Company owed $1,903 (December 31, 2019 - $1,467) for interest to a shareholder of the Company for a note payable with a principal amount of $50,000. The loan bears an annual interest rate of 3.5% and is due on or before April 15, 2022 (see Note 10).

During the period ending March 31, 2020, the Company owed $432 (December 31, 2019 - $283) for interest to a relative of the CEO for a convertible note payable with a principal amount of $20,000. The loan bears an annual interest rate of 3.0% and is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. (see Note 10).

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

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-16

14. Subsequent events

Subsequent to March 31, 2020, the following events took place:

On May 5, 2020, the Company accepted the resignation of Mrs. Fani-Grunder, a director of the Company.

On May 5, 2020, the Company entered into a promissory note with the Bank of America of $52,327 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan has a two year term and bears interest at a rate of 1.0% per annum. The monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be paid back at any time prior to the maturity date with no penalties.

On May 5, 2020, the Company issued 32,500 shares to a vendor for services rendered in lieu of payment.

On May 8th, the Company entered into a Letter of Intent with Sawyer & Samantha Sparks to purchase all marketing rights, production know-how and limited existing inventory and equipment (the “Assets”) of Soy-yer Dough. Soy-yer Dough is a gluten free modeling clay.

On May 1, 2020, the Company’s joint venture Cormo USA Inc. entered into a commercial lease of approximately 100,000 square feet of building space for one year with an option to renew. The monthly rent is $12,500.

 Effective May 1, 2020, the Company’s joint venture Cormo USA Inc. entered into a Development Agreement with the City of Rushville, Rushville Development Commission, and Rushville Economic Development Commission (the “City Parties” to do business in Indiana. The City Parties is assisting Cormo USA Inc. with its business in Indiana and have provided financial incentives of up to $1,100,000 for Cormo USA Inc. to pay for its project costs. These include:

1.	Cash incentives sufficient to reimburse the acquisition of twenty acres of property in the Commerce Park at Rushville following purchase of site in the Commerce Park at Rushville which shall be subject to rights of first refusal and repurchase rights on the purchased site granted to the City
2.	A commitment that at least twenty acres of land in the Commerce Park at Rushville or equivalent property suitable for the contemplated commercial development shall be kept available for a period of two years
3.	Up to $225,000 in the form of forgivable loan
4.	An initial 3 year tax abatement on eligible personal property in place in Rushville in 2020 with an alternative phase-in schedule of 100%, 67% and 33%
5.	Tax abatement for future eligible personal property and real property improvements at a standard ten yar tax abatement schedule

On May 1, 2020, Cormo USA Inc. entered into a forgivable loan agreement and promissory note with the City of Rushville, Indiana in conjunction to the Development Agreement of $225,000 at 0% interest rate over a two year period.

The Company evaluated all events and transactions that occurred after March 31, 2020 through the date the Company issued these financial statements and found no other subsequent events that needed to be reported.

Form 10-Q – Q1	Sustainable Projects Group Inc.	F-17

Sustainable Projects Group Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Sustainable Projects Group Inc.’s (the “Company” or “SPGX”) capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the Company’s ability to carry out its planned development and production of products. Forward-looking statements are made, without limitation, in relation to the Company’s operating plans, the Company’s liquidity and financial condition, availability of funds, operating and exploration costs and the market in which the Company competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company’s actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The following discussion of Sustainable Projects Group Inc.’s ( the “Company”) financial condition, changes in financial condition and results of operations for the three months ended March 31, 2020 should be read in conjunction with the Company’s unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2020.

Sustainable Projects Group Inc. is a business development company engaged in project development and holdings through value based investments and collaborative partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and or development. The Company initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally. The Company is currently involved in the evaluation and acquisition of assets and partnerships for holding or business development activities with a continued focus on sustainability projects.

Plan of Operation

The Company’s plan of operation for the next 12 months is to continue to evaluate and acquire assets and partnerships for holding or business development activities, and to collaborate, develop and create new assets with a continued focus on sustainability. The Company is currently evaluating other projects to find attractive partnerships to expand the Company’s business development activities. Other projects of interest that management is currently researching are in the field of sustainability. Currently, the Company is engaged in the following projects:

1.	Cormo USA Inc.;
2.	Gator Lotto;
3.	Hero Wellness Systems Inc. and
4.	YER Brands Inc.

Form 10-Q – Q1	Sustainable Projects Group Inc.	2

1.	Cormo USA Inc.

Cormo USA Inc. – Based on a letter of intent and a shareholder agreement, the Company entered into a joint venture with Cormo AG, a company incorporated in Switzerland, to assist in the business development of Cormo’s operations in the United States. Cormo AG is in the business of producing and developing peat moss replacement and natural foam products and technologies. Also, for its participation in the joint venture, the Company will be required to provide certain services, including U.S. business development, management, market research, and determination of potential distribution channels. Under the agreement, Cormo USA Inc has exclusive marketing and distribution rights to Cormo AG’s sustainable agriculture business and suite of patents. Cormo’s technology allows field waste from maize farms to be turned into a variety of products, including peat moss. In May 2019, a site was chosen for its first production facility, with production scheduled to start in late fall of 2020. The joint venture is controlled by Cormo AG (35%) and the Company (35%) equally with the balance of shares held by eight non-controlling shareholders.

Cormo USA Inc. is currently in its development stage and in the process of establishing the first pilot project in the United States. Cormo USA Inc. intends to utilize the substantial corn production volume in the U.S. to gain a foothold in the agricultural industry and provide a revenue source for struggling farmers. Likewise, the company offers a viable alternative to harvested peat moss, a major source of carbon dioxide (CO2). Major consumers of peat moss, such as the horticultural industry are looking for a stable, price beneficial solution for their peat moss needs. At this time Cormo USA Inc. has initiated early discussions with several major industry partners and peat moss consumers across the United States. Additionally, Cormo USA Inc. is in the process of establishing industry partnerships to develop additional applications for the company’s foam replacement product BABS.

For the future, the company anticipates the distribution of peat moss replacement TEFA through its own brand of soil blends through retail channels and wholesale through partnerships with industrial end-users.

The main uses of the company’s BABS foam replacement are in the agricultural, industrial, and building materials industry. At this point, the company is in development stages with proven prototypes in the segments air filtrations and building materials.

Cormo USA’s products are sustainable replacements for existing, widely-used materials, such as peat moss, building bricks and air filters. While “being green” is an attribute that speaks loudly, the Company realizes that it is operating in a crowded market space where the price is a bigger motivator for customers than sustainability. Hence, it will be vitally important for the company to operate under strict cost controls to fulfill its mission to offer “greener, better solutions – at better prices” to be commercially successful.

On May 1st, 2020 Cormo USA Inc. signed a 2 year lease for an interim 108,000 sq ft. production site in Rushville, IN as the company finalizes plants to construct its own 20-acre state-of-the art facility at the Rushville Commerce Park. Rushville, IN offers an excellent combination of access to raw materials (the region has 100’s of thousands addressable acres of cornfields) and logistics given Indiana’s beneficial location and connection to the United States Road, Rail and Ship transport channels. The company has begun site improvements at the Rushville site, starting on May 1st and will continue with site improvements into the early summer in anticipation of production equipment assembly and commission in time for the 2020 corn harvest.

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

Form 10-Q – Q1	Sustainable Projects Group Inc.	3

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

3.	Hero Wellness Systems Inc.

Hero Wellness Systems Inc. (“Hero Wellness”) –Pursuant to the terms and conditions of a shareholder’s agreement dated in September 29, 2018, the Company entered into a joint venture relationship originally for the purpose of importing, selling and distributing products offered by Vitalizer International of Switzerland. However, due to supplies and other processing issues, Hero Wellness has sourced its own supplier and is now importing, selling and distributing its own products. The Company’s participation in the joint venture is 55%. The Company’s role is to provide certain services, including general management and day to day operations of the joint venture. Currently, the joint venture is comprised of the following ownership: 55% the Company with the balance of ownership held by two non-controlling owners.

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

4.	Soy-yer Dough

On May 8th, 2020 Sustainable Projects Group Inc. signed a letter of intent with inventors of the Soy-yer Dough product line, Sawyer and Samantha Sparks, to purchase all production rights, know-how, trademarks and manufacturing equipment of Soy-yer Dough. Soy-yer Dough is a soy and corn-based, gluten free modeling clay. It is estimated that up 6% of the US population suffers from some form of gluten intolerance, with approximately 1% of the US population suffering from the more severe form, Celiac Disease.

Form 10-Q – Q1	Sustainable Projects Group Inc.	4

The product gained initial commercial success when it was featured on the TV Show ABC’s Shark Tank and was named as one of the most innovative product inventions by college students in the New York Times newspaper. Since its invention, the product has been sold in all 50 states in the United States, and to a smaller extent internationally, both online and in retail locations. However, with limited production capabilities and resources, growth prospects were limited.

Sustainable Projects Group has formed YER Brands Inc. as a wholly-owned subsidiary to establish increased production and distribution capabilities of the Soy-yer Dough product line. Inventor and face of the brand, Sawyer Sparks, has agreed to take on the CEO position, while his wife and co-inventor Samantha Sparks will be responsible for production. Production facilities will be co-located with SPGX’s portfolio company’s, Cormo USA Inc, 108,000 square foot manufacturing facility to benefit from raw material sourcing, logistics and marketing infrastructure synergies. As of May 8th, the new company has begun site improvement at the Rushville production site and is anticipated to produce and ship first retail-ready products by mid-may 2020.

Previously Soy-yer Dough was sold through the Online B2C, Brick and Morter, and Scholastic Market. Over the past years, predominantly driven by limited production capacities, a heavy focus was placed on the scholastic market. With COVID-19 related shutdowns, that market has been severely impacted and is currently virtually non-existent until schools reopen across the United States.

Upon production start, YER Brands Inc. will place initial focus on low-hanging online sales opportunities and upon increasing production capabilities later in 2020, it will initiate a campaign to regain footing in the brick-and-mortar sales channel. While the exact timing of school reopenings still appears uncertain, with some schools hoping to reopen for the fall semester 2020, management does not anticipate significant revenues from the scholastic sales channel until January 2021.

There is a multitude of modeling clays available on the market, Soy-yer Dough shines as a Made in the USA, Gluten-Free product with a long track record of positive reviews in the US media. Management believes the product is well positioned for market expansion in the near term. Additionally, YER Brands Inc is in the planning stages for additional, value-added products that involve Soy-yer Dough modeling clay to further the product portfolio and potential revenue and profit generation.

The majority of raw ingredients required for the formulation of the product can be harvested less than 0.5miles of the company’s Rushville production plant. With more than 750,000 acres of Corn and Soy Beans in the immediate area, the company does not anticipate supply chain issues for the main ingredients of the Soy-Yer Dough line of products. Additional raw materials are widely available and several sources of suppliers exist. The company is not dependent on one single source of supplies for any of its ingredients and packaging materials and management sees limited supply chain and sourcing risks.

Form 10-Q – Q1	Sustainable Projects Group Inc.	5

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	For the three	For the three
	months ended	months ended
	March 31, 2020	March 31, 2019
Revenues
Revenues	$-	$95,000

Operating Expenses
Administrative and other operating expenses	$25,591	$45,324
Advertising and Promotion	-	3,521
Depreciation	33,760	30,785
Consulting fees	20,000	40,500
Management fees	45,000	22,500
Professional fees	10,250	23,946
Rent	14,183	10,892
Salaries and wages	18,285	57,109
Travel	3,900	7,106
Amortized right of use assets	16,312	16,313
	187,281	257,996

Operating income/loss before interest expense and impairment	(187,281)	(162,996)
Other interest income	-	1,786
Interest expense	(586)	(148)

Operating loss before income taxes	(187,867)	(161,358)
Income Taxes	-	-
Net income/loss attributed to non-controlling interest	79,235	101,779

Net loss and comprehensive loss	$(108,632)	$(59,559)

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $8,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $96,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to the Company’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $60,000 in complying with the Company’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its listing fees, annual report, quarterly report, and current report filings with the SEC.

As at March 31, 2020, the Company had cash of $73,165 and total liabilities of $335,887. During the 12 month period following the date of this report, management anticipates that the Company will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the Company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Form 10-Q – Q1	Sustainable Projects Group Inc.	6

Liquidity and Capital Resources

Three Month Period Ended March 31, 2020

At March 31, 2020, the Company had a cash balance of $73,165 and a working capital deficit of $115,689, compared to a cash balance of $68,992 for the period ended December 31, 2019.

The notes to the Company’s financial statements as of March 31, 2020, disclose its uncertain ability to continue as a going concern. The Company has accumulated a deficit of $2,740,747 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $73,165 cash on hand as at March 31, 2020. Cash provided by operations was $4,173 for the three month period ended March 31, 2020. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the three month period ended March 31, 2020 was net cash provided by operations of $4,173, which was primarily due to the final payment of $125,000 from the sale of receivables.

Net Cash Flows From Investing Activities.

There was no cash flow used in investing activities during the three month period ended March 31, 2020.

Net Cash Flows From Financing Activities.

There was no cash flow generated from financing activities during the three month period ended March 31, 2020.

Three Month Period Ended March 31, 2020

Net Loss. During the three month period ended March 31, 2020, the Company had a net loss of $187,867, which include a net loss attributed to non-controlling interest of $79,235. The loss consisted of general administrative and other operating expenses, management fees, salaries and wages, and professional fees, compared to the same time period for the prior fiscal period, when the Company had a net loss of $161,358, which include a net loss attributed to non-controlling interest of $101,779. There were more expenses incurred during the same period last year due to more staff and resources.

Revenue. During the three month period ended March 31, 2020, the Company had $nil revenues as compared to $95,000 for the same period last year. The decrease in revenue was primarily due to changes to the mutual termination of a consulting agreement and the Company’s lack of resources to hire key skill workers. The Company’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. The Company’s operating expenses during the three month period ended March 31, 2020 were $187,281 as compared to the same period last year of $257,996. The decrease in expenses relates to the decrease in operational productivity due to the shortage of staff and key skill workers.

Form 10-Q – Q1	Sustainable Projects Group Inc.	7

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $2,740,747 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $73,165 cash on hand as at March 31, 2020. Cash provided operations was $4,173. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Impact of COVID-19

With the present COVID-19 pandemic, the Company will need to manage its cash flow during these difficult times and funding resources may not be available as the outlook is uncertain. The Company’s plan of operations may not proceed and can be held up due to the impact of COVID-19. These are unprecedented times and the Company will adjust to the new realties and will actively monitor the impact of the pandemic on the Company’s business. The full extent of the impact of economic uncertainty on the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict. In an effort to protect the health and safety our employees and consultants, a significant amount of time is spent working remotely, international travel has been curtailed and a lot of our functions has been paused. Governments from around the world have enacted various measures to slow the spread and contain COVID-19. These measures include orders to close all businesses deemed “not essential”, isolate residents to their homes and practice social distancing when engaging in essential activities. The Company anticipates that these actions and the global health crisis caused by the pandemic will negatively impact business activity across the globe. It is not clear what the potential effects, if any, that such alterations or modifications may have on our business, financial condition and cash flows. The duration of these measures is also unknown and may be extended with additional imposed measures. The Company has applied for governmental subsidies and/or relief during this time and there is no assurance that such resources will be achievable or available for the Company.

Future Financings

Management anticipates raising financing through debt financing or the sale of the Company’s common stock in order to continue to fund its business operations. Issuances of additional common stock will result in dilution to the Company’s existing stockholders. There is no assurance that the Company will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

Off-balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Form 10-Q – Q1	Sustainable Projects Group Inc.	8

Tabular Disclosure of Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the following aspects of the Company’s financial statements is critical to an understanding of the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the period ended March 31, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Form 10-Q – Q1	Sustainable Projects Group Inc.	9

Limitations on the Effectiveness of Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Part II – Other Information

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of the Company’s property or assets are the subject of any pending legal proceedings.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) the Company did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) the Company did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the period covered by this report, no material default has occurred with respect to any indebtedness of the Company. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Item 5. Other Information.

During the period covered by this report, the Company reported all information that was required to be disclosed in a report on Form 8-K.

The Company has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. The Company undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact the Company at 225 Banyan Boulevard, Suite 220, Naples, Florida, 34102 to request a copy of the Company’s code of ethics. Management believes the Company’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management is currently updating is Code of Ethics and will file an updated Code of Ethics when completed.

Form 10-Q – Q1	Sustainable Projects Group Inc.	10

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to the Company’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

Form 10-Q – Q1	Sustainable Projects Group Inc.	11

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

Form 10-Q – Q1	Sustainable Projects Group Inc.	12

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.24	Development Agreement effective May 1, 2020 between the City of Rushville, Indiana, Rushville Redevelopment Commission and Rushville Economic Development Commission and Cormo USA Inc.	Included

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended March 31, 2020, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Sustainable Projects Group Inc.

Dated: May 13, 2020	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q – Q1	Sustainable Projects Group Inc.	14