Form 10-Q
period 2020-06-30
Sustainable Projects Group Inc.
filed 2021-09-30
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	June 30, 2020

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from __________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Rd #383 , Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

305-814-2915

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 29, 2021
common stock - $0.0001 par value	7,785,877

part I – financial information

Item 1. Financial Statements.

SUSTAINABLE PROJECTS GROUP INC.

For the three Months Ended march 31, 2020 and 2019

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-1

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

As at	June 30	December 31
	2020	2019

ASSETS
Current Assets:
Cash and cash equivalents	$1,947	$68,992
Other receivables – related party - Note 4	-	132,273
Inventory – Note 5	67,412	62,077
Prepaid expenses and deposits – Note 6	8,979	12,521
	78,388	275,863

ROU Asset – lease – Note 7	-	72,568
Office Equipment – Note 7	13,539	8,028
Leasehold improvements – Note 7	-	2,938
Intangible assets – Note 8	132,218	815,908
Goodwill – Note 8	156,752	-

TOTAL ASSETS	$380,847	$1,175,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 9	$149,235	$122,327
Amount due to directors – Note 13	18,250	3,750
Amount due to shareholders – Note 13	36,332	36,332
Amount due to related parties – Note 13	32,562	19,403
Lease liability - Note 7	-	55,830
Interest payable – Note 10	2,922	1,750
TOTAL CURRENT LIABILITIES	239,401	239,392

NON-CURRENT LIABILITIES
Notes payable, related party – Note 10	50,000	50,000
Convertible note payable, related party – Note 10	20,000	20,000
Obligations under operating lease - Note 7	-	14,365
TOTAL NON-CURRENT LIABILITIES	70,000	84,365

TOTAL LIABILITIES	309,401	323,757

STOCKHOLDERS’ EQUITY
Common Stock – Note 11 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 7,785,877 (Dec 31, 2019 – 7,648,113)	778	765
Additional Paid in Capital	3,105,627	2,747,138
Accumulated Deficit	(2,995,743)	(2,632,115)
Non-controlling interest - Note 12	(39,216)	735,760
TOTAL STOCKHOLDERS’ EQUITY	71,446	851,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$380,847	$1,175,305

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	Jun 30 2020	Jun 30 2019	Jun 30 2020	Jun 30 2019

Revenues
Gross Revenues	$2,893	$986	$2,893	$95,986

Operating Expenses
Administrative and other operating expenses	36,816	26,295	62,407	71,619
Advertising and Promotion	5,775	2,660	5,775	6,181
Depreciation	16,897	30,805	50,657	61,590
Consulting fees	53,995	137,500	73,995	178,000
Management fees	29,500	22,500	74,500	45,000
Professional fees	8,000	28,178	18,250	52,124
Rent	10,809	8,069	24,992	18,961
Salaries and wages	22,674	45,945	40,959	103,054
Travel	1,022	23,863	4,922	30,969
Amortized right of use assets	11,349	16,312	27,661	32,625
Loss on disposal of asset	141,215		141,215
Loss on asset impairment	630,001	-	630,001	-
Gain on de-consolidation	(240,582)	-	(240,582)	-
	727,471	342,127	914,752	600,123

Operating income/loss before interest expense	(724,578)	(341,141)	(911,859)	(504,137)
Other interest income	-	1,819	-	3,605
Interest expense	(586)	(437)	(1,172)	(585)

Net loss and comprehensive loss	(725,164)	(339,759)	(913,183)	(501,117)
Loss attributed to disposition of non-controlling interest	449,589	-	506,622	-
Net loss attributed to non-controlling interest	20,579	206,644	42,781	308,443

Net loss and comprehensive loss attributed to stockholders	$(254,996)	$(133,115)	$(363,628)	$(192,674)
Loss per share of common stock
-Basic and diluted	$(0.033)	$(0.017)	$(0.047)	$(0.025)
Weighted average no. of shares of common stock
-Basic and diluted	7,729,421	7,648,113	7,688,767	7,647,913

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

		Par Value	Additional		Non-
	Common	at $0.0001	Paid-in	Accumulated	Controlling
For June 30, 2020	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019	7,648,113	$765	$2,747,138	$(2,632,115)	$735,760	$851,548
Net loss and comprehensive loss	-	-	-	(108,632)	(79,235)	(187,867)

Balance, March 31, 2020	7,648,113	765	2,747,138	(2,740,747)	656,525	663,681
Shares issued at $1.80	32,500	3	58,497	-	-	58,500
Shares issued at $2.85	105,264	10	299,992	-	-	300,002
Non-Controlling interests	-	-	-	-	(225,573)	(225,573)
Net loss and comprehensive loss	-	-	-	(254,996)	(470,168)	(725,164)

Balance, June 30, 2020	7,785,877	$778	$3,105,627	$(2,995,895)	$(39,216)	$71,446

		Par Value	Additional		Non -
	Common	at $0.0001	Paid-in	Accumulated	Controlling
For June 30, 2019	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2018	7,647,388	$765	$2,745,145	$(2,108,371)	$1,265,764	$1,903,303
Shares issued at $2.75	725	-	1,993	-	-	1,993
Non-controlling interests	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	(59,559)	(101,799)	(161,358)

Balance, March 31, 2019	7,648,113	765	2,747,138	(2,167,930)	1,213,965	1,793,938
Non-controlling interests	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	(133,115)	(206,644)	(339,759)

Balance, June 30, 2019	7,648,113	$765	$2,747,138	$(2,301,045)	$1,057,321	$1,504,179

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six	For the six
	months ended	months ended
	June 30, 2020	June 30, 2019
Cash Flows from operating activities:
Net loss and comprehensive loss	$(363,628)	$(501,117)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Non-controlling interest	(549,403)	-
Loss on disposal of asset	141,215	-
Gain on de-consolidation	(243,513)	-
Impairment on intangible asset	630,001	-
Shares issued for services	38,500	-
Depreciation	50,657	61,590
Interest on receivables	-	(3,594)
Lease interest	892	1,959
Amortization of ROU asset - Vehicle	5,207	5,681
Amortization of ROU asset - Office lease	22,454	26,945
Changes in current assets and liabilities
Cash change from de-consolidation	2,931	-
Prepaid expenses	3,542	24,730
Inventory	(2,085)	(60,593)
Account Receivables	132,273	-
Other receivables	-	175,575
Interest payable	1,172	585
Accounts payable and accrued expenses	59,025	119
Amount due to related parties	14,600	30,791
Deferred revenue	-	7,999
Payment of lease liability	(23,686)	(27,711)
Net cash provided by (used in) operating activities	$(82,777)	$(257,041)

Cash Flows from investing activities:
Acquisition of Assets	(3,675)	(1,869)
Proceeds from disposal of shares	(593)	-
Net Cash used in investing activities	$(4,268)	$(1,869)

Cash Flows from financing activities:
Proceeds from issuance of common stock	20,000	1,993
Proceeds from notes payable	-	50,000
Non-controlling interest	-	100,000
Net Cash generated from financing activities	$20,000	$151,993

Net (decrease) increase in cash and cash equivalents	(67,045)	(106,917)
Cash and cash equivalents at beginning of period	68,992	249,675
Cash and cash equivalents at end of period	$1,947	$142,758

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-5

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

June 30, 2020

1.	Organization and Nature of Operations

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

The Company has accumulated a deficit of $2,995,743 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $1,947 cash on hand as at June 30, 2020. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-6

3.	Summary of principal accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2019 annual financial statements. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the period ended December 31, 2020.

The accompanying condensed consolidated unaudited interim financial statements include the accounts of the Company, it’s wholly subsidiary YER Brands Inc., and its joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) and Cormo USA Inc. The Company controls 55% of Hero Wellness Systems Inc. and 35% of Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of the joint venture companies are considered variable interest entities that requires the Company to consolidate their accounts. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated financial statements and the non-controlling interest that were not attributable to the Company have been reported separately. At June 30, 2020, Cormo USA Inc.’s assets were impaired and the Company impaired its investment and eliminated that company’s accounts from the condensed consolidated financial statements.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operations consist of Hero Wellness Systems, YER Brands and Sustainable Projects Group. The segment for Cormo USA has been extinguished at June 30, 2020. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the gross sales and miscellaneous income. As at June 30, 2020, revenues were reported from YER Brands.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-7

	For the six	For the twelve
	months ended	months ended
	Jun 30 2020	Dec 31 2019

Net Sales
Sustainable Projects Group	$2,000	$95,986
YER Brands	893	-
Hero Wellness Systems	-	6,080
Cormo USA	-	-
Total Sales	$2,893	$103,066

Total Assets
Sustainable Projects Group	$14,187	$423,984
YER Brands	304,231	-
Hero Wellness Systems	62,277	66,686
Cormo USA	-	684,635
Total Assets	$380,695	$1,175,305

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-8

5.	Inventory

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. At Jun 30, 2020, inventory consists of following:

	June 30, 2020	Dec 31, 2019

Hero Wellness Systems	$62,077	$62,077
YER Brands	5,335	-
Total	$67,412	$62,077

6.	Prepaid expenses and deposits

	June 30, 2020	Dec 31, 2019

Prepaid expenses	$8,979	$7,521
Deposit on lease	-	5,000
Total	$8,979	$12,521

7.	Assets

Right of Use Asset – Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments. The Company intends to return the vehicle at the end of the lease period. At June 30, 2020, the remaining right of use asset was $Nil.

	June 30, 2020	Dec 31, 2019

Right of Use Asset	$22,724	$22,724
Accum. Amortization	(22,724)	(17,517)
Net	$-	$5,207

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-9

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

On May 31, 2020, the office lease was terminated and the Company agreed to pay the past due amount of $36,304. In addition, the Company also agreed that the sub-landlord may add a late fee of $50 every weeks that there remains any past due rent. The Company is obligated to pay the sub-landlord an additional $32,300 which represent all the remaining rent due, beginning June 1 2020 through to December 2020. The $5,000 security deposit provided by the Company has been relinquished and the sub-landlord may use those funds to pay the rent obligation. At at June 30, 2020, the Company owed $36,304.

At June 30, 2020, the Company has written off the remaining lease liability of $47,401 and has written off the right of use asset o $44,907 to reflect the extinguishment of the office lease, thereby creating a gain on disposal of the office lease of $2,494.

Remaining annual minimum lease commitments under the lease:

	June 30, 2020	Dec 31, 2019

Commitments	$48,165	$71,851
Amount representing interest	(764)	(1,656)
Lease obligation	47,401	70,195
Write down	(47,401)	-
Balance	-	70,195
Current portion	-	55,850
Long term portion	$-	14,365

The remaining right of use asset for the office lease:

	June 30, 2020	Dec 31, 2019

Right of Use Asset	$139,212	$139,212
Accum. Amortization	(94,305)	(71,851)
Lease obligation	44,907	67,361
Write down	(44,907)	-
Net	$-	$67,361

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-10

Leasehold Improvements

The leasehold improvements for the Florida office will be depreciated straight-line over the term of the office lease commencing September 1, 2018 and ending March 31, 2021. The Company’s lease was terminated on May 31, 2020 and the Company has written down the balance $1,959 to reflect the extinguishment of the leasehold improvements.

	June 30, 2020	Dec 31, 2019
For Florida office
Cost	$6,072	$6,072
Accum. Depreciation	(4,113)	(3,134)
Net	1,959	2,938
Write down	(1,959)	-
Net	$-	$2,938

Office Furniture and Equipment

The office furniture and equipment are depreciated straight-line for a period of 3 years.

	June 30, 2020	Dec 31, 2019

Cost	$13,698	$13,698
Additions	10,070	1,394
Disposals	(696)	-
	23,072	15,092
Accum. Depreciation	(9,533)	(7,064)
Net	$13,539	$8,028

8.	Intangible Assets

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The Company commenced amortization of its intangible asset over a three-year period effective January 2019. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company recorded an impairment of $168,000 was required which approximate its market value. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future. At June 30, 2020, the Company has written the asset down.

	June 30, 2020	Dec 31, 2019
For Gator Lotto App
Cost	$243,000	$243,000
Accum. Depreciation	(101,250)	(81,000)
Net	141,750	162,000
Disposal	(141,750)	-
Net	$-	$162,000

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-11

Cormo USA Inc., the joint venture with the Company, has an exclusive license agreement from Cormo AG (of Switzerland) for North America. The exclusive license includes, but not limited to, the intellectual property, know-how, patent trade marks and all present and future process improvements, product applications and related know how from Cormo AG. As part of the joint venture agreement, Cormo AG’s contribution for its 35% interest was the license to Cormo USA. The license was valued to be $700,000 pursuant to its authorized share capital. The license will be amortized over its estimated useful life of fifteen years. The amortization commenced January 1, 2019. At June 30, 2020, Cormo USA has written the license down and the Company has de-consolidated Cormo USA’s financial data from its financial statements.

	June 30, 2020	Dec 31, 2019
For Cormo USA License
Cost	$700,000	$700,000
Accum. Depreciation	(69,991)	(46,666)
Net	630,001	653,334
Disposal	(630,001)	-
Net	$-	$653,334

The trademark for Cormo USA of $574 was written off as of June 30, 2020.

YER Brands, the Company’s wholly owned subsidiary acquired intellectual properties (see Note 11).

Other Intangibles:

The Company entered into an asset purchase with Soy Yer Dough to acquire intellectual property and trademarks. The following assets were identified as intangible assets with finite useful lives and are amortized on a straight-line basis over their useful lives. Amortization commences when the assets are available for use. Intellectual properties consist of production process, know-how, product recipe, marketing, and branding,

	Cost	Depreciation	Net
Intellectual properties	$135,000	$(3,375)	$131,625
Trademark, patents	593	-	593
	$135,593	$(3,375)	$132,218

Goodwill:

Goodwill has been recorded on the Soy Yer Dough purchase as the amount of the investment was greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. At June 30, 2020, the goodwill recorded was $156,752.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-12

9.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of June 30, 2020 are summarized as follows:

	June 30, 2020	Dec 31, 2019

Accrued audit fees	$8,000	$42,750
Accrued accounting fees	25,250	26,000
Accrued legal fees	23,040	23,040
Subsidies from Govt (CARES ACT)*	52,327	-
Accrued office expenses	40,618	30,537

Total	$149,235	$122,327

On May 5, 2020, the Company entered into a promissory note with the Bank of America for $52,327 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan has a two-year term and bears interest at a rate of 1.0% per annum. The monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be paid back at any time prior to the maturity date with no penalties.

10.	Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. As at June 30, 2020, there was $2,340 in accrued interest (see Note 13).

On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. As at June 30, 2020, there was $582 in accrued interest (See Note 13).

11.	Asset Purchase

On May 8th, the Company entered into a Letter of Intent with Sawyer & Samantha Sparks to purchase all marketing rights, production know-how and limited existing inventory and equipment (the “Assets”) of Soy-yer Dough. Soy-yer Dough is a gluten free modeling clay. As part of the agreement, the Company issued 105,264 common shares to Sawyer & Samantha Sparks for meeting certain milestones which were at $2.85 per share that was valued at $300,002. (See Note 8, Other intangibles and goodwill.)

12.	Agreements

On May 1, 2020, the Company’s joint venture Cormo USA Inc. entered into a commercial lease of approximately 100,000 square feet of building space for one year with an option to renew. The monthly rent was $12,500.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-13

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
5.	Tax abatement for future eligible personal property and real property improvements at a standard ten yar tax abatement schedule

On May 1, 2020, Cormo USA Inc. entered into a forgivable loan agreement and promissory note with the City of Rushville, Indiana in conjunction to the Development Agreement of up to $225,000 at 9% interest rate for a period of two years.

13.	Common stock

During the period ended June 30, 2020, the Company issued the following shares:

a)	32,500 shares of common stock for services rendered by a consultant at $1.80 per share valued at $58,500; and
b)	105,264 shares of common stock for the acquisition of assets from Soy Yer Dough at $2.85 per share valued at $300,002.

Share transactions during the twelve months ended December 31, 2019:

a)	Issued 725 shares of common stock for cash at $2.75 per share.

14.	Equity in joint venture, Non-controlling interest

The Company is involved in two joint venture businesses and has a majority control of both Hero Wellness Systems Inc. and Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate those entities. It runs the day to day operations, makes all managerial decisions and has the voting power over these entities. The Company will provide and help in the financial support of these ventures, on an as needed basis.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-14

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 13). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. As at June 30, 2020, Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to June 30, 2020 and December 31, 2019:

	June 30, 2020	Dec 31, 2019
Assets	$66,999	$109,709
Liabilities	(58,538)	(6,178)
Net Assets	$8,461	$103,531

Revenues	$-	$8,743
Expenses	(95,070)	(237,710)
Net Income	$(95,070)	$(228,967)

Company’s joint venture interest portion on net income	$(52,289)	$(125,932)

Non-controlling joint venture interest on net income	$(42,782)	$(103,035)

Company’s Capital contribution to joint venture	$286,825	$250,191

Company’s joint venture interest portion in net assets	$4,653	$56,942

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	$156,450	$156,450

Cormo USA Inc.

The Company has a controlling interest of 35% in a joint venture of Cormo USA Inc. (See Note 13) Cormo USA Inc. is in the business of producing and developing peat moss replacement and natural foam products and technologies. Cormo USA was incorporated November 2018 and just started to set up its business. The company is researching viable properties to set up its manufacturing plant. It is also investigating various economic development programs for assistance to build its plant and operations. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to June 30, 2020 and December 31, 2019. At June 30, 2020, the Cormo license was written down and as such, Cormo USA has been de-consolidated.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-15

	Jun 30, 2020	Dec 31, 2019

Assets	$419,840	$1,191,843
Liabilities	(18,958)	(11,543)
Net Assets	$400,883	$1,180,301

Revenues	$-	$-
Expenses	(779,418)	(690,375)
Net Income	$(779,418)	$(690,375)

Company’s joint venture interest portion of net income	$(272,796)	$(241,631)

Company’s Capital contribution to joint venture	$337,922	$247,647

Company’s joint venture interest share in net assets	$140,309	$413,105

Non-controlling joint venture interest on net income	$(506,622)	$(448,744)

Total equity of joint venture received	$1,900,000	$1,900,000
Company’s portion of the joint venture	700,000	700,000
Non-controlling interest portion in equity	$1,200,000	$1,200,000

In summary, the total aggregate non-controlling joint venture interest on net income for the period was ($39,216) after de-consolidation of Cormo USA Inc. (Dec 2019 - $(551,779)) and the total aggregate non-controlling joint venture interest in equity was $156,450 at June 30, 2020 (Dec 31, 2019 - $1,356,450).

	Jun 30, 2020	Dec 31, 2019

For Hero Wellness Systems Inc.	$(42,782)	$(103,035)
For Cormo USA Inc.	(506,622)	(448,744)
Total non-controlling joint venture interest on net income current period	$(549,403)	$(551,779)

For Hero Wellness Systems Inc.	$156,450	$156,450
For Cormo USA Inc.	1,200,000	1,200,000
Total non-controlling joint venture interest in equity	1,356,450	1,356,450
Less total non-controlling joint venture interest on net income in prior period	(620,690)	(68,911)
Less total non-controlling joint venture interest on net income, current period	(549,403)	(551,779)
De-consolidation of Cormo USA Inc.	(225,573)	-
Total non-controlling joint venture interest remaining	$(39,216)	$735,760

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-16

15.	Related party transactions

During the period ended June 30, 2020, the Company incurred management fees from a director totaling an aggregate of $45,500 (December 31, 2019 - $127,500). As at June 30, 2020, $18,250 was owing to a director for management fees. During the period ended June 30, 2020, the Company incurred management fees from an officer totaling $30,000 (December 31, 2019 - $58,269). As at June 30, 2020, $12,766 was owing to an officer for salaries.

During the period ended June 30, 2020, the Company owed $36,332 to shareholders for expenses paid on behalf of the Company and consulting fees (December 31, 2019 - $36,332).

During the period ended Jun 30, 2020, the Company incurred $Nil to a company with a director and officer in common for website/app maintenance (December 31, 2019 - $9,500), and owe $19,796 for office expenses (December 31, 2019 - $19,403)

During the period ending June 30, 2020, the Company owe $2,240 (December 31, 2019 - $1,467) for interest to a shareholder of the Company for a note payable with a principal amount of $50,000. The loan bears an annual interest rate of 3.5% and is due on or before April 15, 2022 (see Note 10).

During the period ending June 30, 2020, the Company owe $582 (December 31, 2019 - $283) for interest to a relative of the CEO for a convertible note payable with a principal amount of $20,000. The loan bears an annual interest rate of 3.0% and is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. (see Note 10).

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

Cormo USA Inc.

The Company entered into a letter of intent with Cormo AG on October 25, 2018 to form a joint venture agreement for the Company to provide business development, market research, sourcing, distribution and overall operations of Cormo AG’s exclusive unrestricted use of its patents and licenses in North America. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. On February 25, 2019 the joint venture shareholders’ agreement was finalized with a group of investors whereby the Company holds 35% interest, Cormo AG holds 35% interest, Paul Meier holds 2.5% interest, Stefan Muehlbauer holds 2.5% interest, and other investors hold an aggregate of 25% interest. The other investors contributed an aggregate of $400,000 to the joint venture. The operating results of Cormo USA Inc. have been incorporated in the prior consolidated financial statements of the Company. At June 30, 2020 the operating results of Cormo USA Inc. have been de-consolidated as the Cormo license was recognized as impaired. The non-controlling interest that were not attributable to the Company have been reported separately.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-17

16.	Subsequent Events

On May 10, 2021, the Company agreed to issue 640,000 common shares at $0.035 per share to a relative of the CEO to redeem a convertible note payable with a principal amount of $20,000 plus accrued interest and fees valued at $22,400.

Pursuant to an agreement entered into by the Company with a consultant on May 10, 2021, the Company agreed to issue 300,000 common shares at $0.035 per share for services valued at $10,500.

On July 23, 2021, the Company entered into a two year $100,000 convertible promissory note bearing an interest of 10% per annum. The loan may be renewed at the option of the Lender and is secured with the Company’s assets. The outstanding principal and unpaid accrued interest will automatically convert into shares of the Company on or before the maturity date upon the closing of a qualified transaction to an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. If the event that the qualified transaction is not consummated on or prior to the maturity date, the Lender have the right to convert the principal and unpaid accrued interest of the note into shares of the Company to an amount equal to 25% of the fully diluted capitalization of the Company.

On September 30, 2020, the Company received the resignation from Dr. Philip Grothe as director.

Form 10-Q – Q2	Sustainable Projects Group Inc.	F-18

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

Overview

The following discussion of Sustainable Projects Group Inc.’s (the “Company”) financial condition, changes in financial condition and results of operations for the three months ended June 30, 2020 should be read in conjunction with the Company’s unaudited consolidated interim financial statements and related notes for the three months ended June 30, 2020.

Sustainable Projects Group Inc. is a business development company engaged in project development and holdings through value-based investments and collaborative partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and or development. The Company initiated its goals by pursuing investment and partnerships amongst diversified holdings and companies globally. The Company is currently involved in the evaluation and acquisition of assets and partnerships for holding or business development activities with a continued focus on sustainability projects.

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

Covid-19 has had a significant impact on development of legacy projects, as well as the sourcing of new participations and partnerships. The company has experienced significant difficulty in virtually all aspects of project development, including but not limited to access to funding, sourcing of materials and machinery as well as staffing. For this reason, the company has undertaken a stringent cost cutting and operations optimization plan.

Form 10-Q – Q2	Sustainable Projects Group Inc.	2

Currently, the Company is engaged in the following projects:

1.	Gator Lotto
2.	Hero Wellness Systems Inc. and
3.	YER Brands Inc.

1.	Cormo USA Inc.

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

Cormo USA Inc. is in its development stage and in the process of establishing the first pilot project in the United States. Cormo USA Inc. intends to utilize the substantial corn production volume in the U.S. to gain a foothold in the agricultural industry and provide a revenue source for struggling farmers. Likewise, the company offers a viable alternative to harvested peat moss, a major source of carbon dioxide (CO2). Major consumers of peat moss, such as the horticultural industry are looking for a stable, price beneficial solution for their peat moss needs. At this time Cormo USA Inc. has initiated early discussions with several major industry partners and peat moss consumers across the United States. Additionally, Cormo USA Inc. is in the process of establishing industry partnerships to develop additional applications for the company’s foam replacement product BABS.

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

On May 1st, 2020 Cormo USA Inc. signed a 2 year lease for an interim 108,000 sq ft. production site in Rushville, IN as the company finalizes plants to construct its own 20-acre state-of-the art facility at the Rushville Commerce Park. Rushville, IN offers an excellent combination of access to raw materials (the region has 100’s of thousands addressable acres of cornfields) and logistics given Indiana’s beneficial location and connection to the United States Road, Rail and Ship transport channels. The company planned site improvements at the Rushville site that will continue into the early summer in anticipation of production equipment assembly and commission in time for the 2020 corn harvest.

During these unprecedented times with the onset of the global pandemic, Covid-19 has disrupted the development of this business and presented a lot of challenges primarily related to knowledge transfer from the licensor, sourcing and/or price increases in equipment and financing. Cormo AG has withdrawn its license agreement and therefore the joint venture has collapsed. The Company has impaired the investment of Cormo USA as of June 30, 2020.

Form 10-Q – Q2	Sustainable Projects Group Inc.	3

2.	Gator Lotto

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

During December 2018, the Company recorded an impairment of $168,000 which approximate its market value then. The Company currently does not have the resources to exploit the app and may consider selling this asset in the future. At June 30, 2020, the Company has written the asset down.

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

The Company was previously focused almost exclusively on the B2B market segment of the lifestyle and healthcare markets. B2B clients consisted of spas and salons, hotels and hospitality and entertainment venues in the United States. Covid has led to a near total collapse of B2B customer interest due to changes in disinfection between users and other safety protocols relating to Covid 19. This has led to a refocus on the B2C segment, focusing on direct to consumer sales through the company’s webstore www.herochroma.com and additional websites operated by the company.

Hero Wellness Systems Inc. is dependent upon a functioning supply chain, as it sources finished products from its suppliers in China. Hero Wellness sees this as a risk-factor and is looking for alternative suppliers at this time. Thus far, the supplier has never experienced inventory shortfall, however increased logistics rates pose a risk to increased cost of goods sold. Additionally, due to its targeting retail customers through internet sales, as well as key account management to gain corporate customers, Hero Wellness is not dependent on singular customers. However, the company’s products are considered luxury lifestyle products and thus are dependent on healthy consumer spending behavior. Slowdowns in consumer confidence could have a negative impact on purchasing behavior of these types of products across the economy.

Hero Wellness Systems operates in a crowded market place. Several providers of massage chair products from low-end to high-end exist. Hero Wellness Systems Inc. operates in the high end-spectrum, competing against a number of established companies. The company aims to differentiate itself from existing providers through a higher level of service, including white glove delivery and significantly faster delivery times (through a US based in-sourced logistics operation).

Form 10-Q – Q2	Sustainable Projects Group Inc.	4

4.	Soy-yer Dough

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

Sustainable Projects Group has formed YER Brands Inc. as a wholly-owned subsidiary to establish increased production and distribution capabilities of the Soy-yer Dough product line. Inventor and face of the brand, Sawyer Sparks, has agreed to take on the CEO position, while his wife and co-inventor Samantha Sparks will be responsible for production. Production facilities will be co-located with one of the Company’s portfolio companies, Cormo USA Inc. manufacturing facility to benefit from raw material sourcing, logistics and marketing infrastructure synergies. As of May 8th, the new company has begun site improvement at the Rushville production site and is anticipated to produce and ship first retail-ready products by mid-May 2020.

Previously Soy-yer Dough was sold through the Online B2C, Brick and Mortar, and Scholastic Market. Over the past years, predominantly driven by limited production capacities, a heavy focus was placed on the scholastic market. With COVID-19 related shutdowns, that market has been severely impacted and is currently virtually non-existent even as schools have reopened across the United States.

Upon production start, YER Brands Inc. will place initial focus on low-hanging online sales opportunities and upon increasing production capabilities later in 2020, it will initiate a campaign to regain footing in the brick-and-mortar sales channel. While the exact timing of school re-openings still appears uncertain, with some schools hoping to reopen for the fall semester 2020, management does not anticipate significant revenues from the scholastic sales channel until January 2021.

There is a multitude of modeling clays available on the market, Soy-yer Dough shines as a “Made in the USA” and a “Gluten-Free” product with a long track record of positive reviews in the US media. Management believes the product is well positioned for market expansion in the near term. Additionally, YER Brands Inc is in the planning stages for additional, value-added products that involve Soy-yer Dough modeling clay to further the product portfolio and potential revenue and profit generation.

The majority of raw ingredients required for the formulation of the product are widely available and produced in the United States. The company does not anticipate supply chain issues for the main ingredients of the Soy-Yer Dough line of products. Additional raw materials are widely available, and several sources of suppliers exist. The company is not dependent on one single source of supplies for any of its ingredients and packaging materials and management sees limited supply chain and sourcing risks.

Form 10-Q – Q2	Sustainable Projects Group Inc.	5

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	Jun 30 2020	Jun 30 2019	Jun 30 2020	Jun 30 2019

Revenues
Gross Revenues	$2,893	$986	$2,893	$95,986

Operating Expenses
Administrative and other operating expenses	$36,816	$26,295	$62,407	$71,619
Advertising and Promotion	5,775	2,660	5,775	6,181
Depreciation	16,897	30,805	50,657	61,590
Consulting fees	53,995	137,500	73,995	178,000
Management fees	29,500	22,500	74,500	45,000
Professional fees	8,000	28,178	18,250	52,124
Rent	10,809	8,069	24,992	18,961
Salaries and wages	22,674	45,945	40,959	103,054
Travel	1,022	23,863	4,922	30,969
Amortized right of use assets	11,349	16,312	27,661	32,625
Loss/Gain on disposition of assets	771,216	-	771,216	-
Loss/Gain on deconsolidation	(240,582)	-	(240,582)	-
	727,471	342,127	914,752	600,123

Operating income/loss before interest expense and impairment	(724,578)	(341,141)	(911,859)	(504,137)
Other interest income	-	1,819	-	3,605
Interest expense	(586)	(437)	(1,172)	(585)
Impairment	-	-	-	-

Operating loss before income taxes	(725,164)	(339,759)	(913,031)	(501,117)
Loss/Gain attributed to disposition of non-controlling interest	449,589	-	506,622	-
Net income/loss attributed to non-controlling interest	20,579	206,644	42,781	308,443

Net loss and comprehensive loss	$(254,996)	$(133,115)	$(363,628)	$(192,674)

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $8,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $96,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to the Company’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $60,000 in complying with the Company’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its listing fees, annual report, quarterly report, and current report filings with the SEC.

As of June 30, 2020, the Company had cash of $1,947 and total liabilities of $309,401. During the 12 month period following the date of this report, management anticipates that the Company will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the Company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Form 10-Q – Q2	Sustainable Projects Group Inc.	6

Liquidity and Capital Resources

Six Month Period Ended June 30, 2020

At June 30, 2020, the Company had a cash balance of $1,947 and a working capital deficit of $161,063, compared to a cash balance of $68,992 for the period ended December 31, 2019.

The notes to the Company’s financial statements as of June 30, 2020, disclose its uncertain ability to continue as a going concern. The Company has accumulated a deficit of $2,995,743 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $1,947 cash on hand as at June 30, 2020. Cash used by operations was $82,777 for the six month period ended June 30, 2020. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the six month period ended June 30, 2020 was net cash used in operations of $82,777 which was primarily due to restructuring of liabilities and obligations.

Net Cash Flows From Investing Activities.

Net cash flows from investing activities during the six month period ended June 30, 2020 was net cash used in investing activities of $4,268

Net Cash Flows From Financing Activities.

Net cash flows from financing activities during the six month period ended June 30, 2020 was net cash provided from financing activities of $20,000. This was generated due to issuance of shares for repayment of outstanding invoices from a service provider

Net Loss. During the six month period ended June 30, 2020, the Company had a net loss of $913,183 compared to a net loss for the same period for the previous year of $501,117. After allocations attributed to non-controlling interests, the loss for the six months attributed to stockholders was $363,628 in 2020 compared to 192,674 in 2019.There were more expenses incurred during the same period last year due to more staff and resources.

Form 10-Q – Q2	Sustainable Projects Group Inc.	7

Revenue. During the six month period ended June 30, 2020, the Company had $2,893 revenues as compared to $95,986 for the same period last year. The increase in revenue was primarily due first revenues derived from product sales and a government emergency grant related to Covid-19. The Company’s activities have been financed from the proceeds of share subscriptions and debt financing.

Operating Expenses. The Company’s operating expenses during the six month period ended June 30, 2020 were $914,752 as compared to the same period last year of $600,123. The increase in expenses relates to significant losses attributed to Loss on Disposal of Assets of $771,216 which relates to the write down of the Cormo USA license and the write down of the Gator Lotto App. When the Company de-consolidated Cormo USA, there was a gain of $240,582.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $2,995,743 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $1,947 cash on hand as at June 30, 2020. Cash used in operations was $82,777. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Impact of COVID-19

With the present COVID-19 pandemic, the Company will need to manage its cash flow during these difficult times and funding resources may not be available as the outlook is uncertain. The Company’s plan of operations may not proceed and can be held up due to the impact of COVID-19. These are unprecedented times and the Company will adjust to the new realties and will actively monitor the impact of the pandemic on the Company’s business. The full extent of the impact of economic uncertainty on the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict. In an effort to protect the health and safety our employees and consultants, a significant amount of time is spent working remotely, international travel has been curtailed and a lot of our functions has been paused. Governments from around the world have enacted various measures to slow the spread and contain COVID-19. These measures include orders to close all businesses deemed “not essential”, isolate residents to their homes and practice social distancing when engaging in essential activities. The Company anticipates that these actions and the global health crisis caused by the pandemic will continue to negatively impact business activity across the globe. It is not clear what the potential effects, if any, that such alterations or modifications may have on our business, financial condition and cash flows. The duration of these measures is also unknown and may be extended with additional imposed measures. The Company has applied for governmental subsidies and/or relief during this time and there is no assurance that such resources will be achievable or available for the Company.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	8

Off-balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contingencies and Commitments

The Company entered into an agreement to sub-lease office space in Naples, Florida effective September 1, 2018 to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75). On May 31, 2020, the office lease was terminated and the Company agreed to pay the past due amount of $36,304. In addition, the Company also agreed that the sub-landlord may add a late fee of $50 every weeks that there remains any past due rent. The Company is obligated to pay the sub-landlord an additional $32,300 which represent all the remaining rent due, beginning June 1 2020 through to December 2020. The $5,000 security deposit provided by the Company has been relinquished and the sub-landlord may use those funds to pay the rent obligation. At June 30, 2020, the Company owed $36,304. At June 30, 2020, the Company has written off the remaining lease liability of $47,401 and has written off the right of use asset o $44,907 to reflect the extinguishment of the office lease, thereby creating a gain on disposal of the office lease of $2,494.

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

Form 10-Q – Q2	Sustainable Projects Group Inc.	9

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the internal controls over financial reporting during the period ended June 30, 2020 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2020, the Company issued the following shares:

a)	32,500 shares of common stock for services rendered by a consultant at $1.80 per share valued at $58,500; and
b)	105,264 shares of common stock for the acquisition of assets from Soy Yer Dough at $2.85 per share valued at $300,002.

Item 3. Defaults Upon Senior Securities.

During the period covered by this report, no material default has occurred with respect to any indebtedness of the Company. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Form 10-Q – Q2	Sustainable Projects Group Inc.	10

Item 5. Other Information.

During the period covered by this report, the Company reported all information that was required to be disclosed in a report on Form 8-K.

The Company has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. The Company undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact the Company at 2316 Pine Ridge Rd #383, Naples, Florida  to request a copy of the Company’s code of ethics. Management believes the Company’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management is currently updating is Code of Ethics and will file an updated Code of Ethics when completed.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to the Company’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

Form 10-Q – Q2	Sustainable Projects Group Inc.	11

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

Form 10-Q – Q2	Sustainable Projects Group Inc.	12

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended March 31, 2020, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Sustainable Projects Group Inc.

Dated: September 30, 2021	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q – Q2	Sustainable Projects Group Inc.	14