Form 10-Q
period 2020-09-30
Sustainable Projects Group Inc.
filed 2021-10-12
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	September 30, 2020

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road 383, Naples Florida	34102
(Address of principal executive offices)	(Zip Code)

305-814-2915

(Registrant’s telephone number, including area code)

Sustainable Petroleum Group Inc., 225 Banyan Blvd, Suite 220, Naples Florida, 34102

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

☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No

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

☐ Yes ☒ No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 8, 2021
common stock - $0.0001 par value	7,785,877

part I – financial information

SUSTAINABLE PROJECTS GROUP INC.

Condensed Consolidated Unaudited Interim Financial Statements

For the nine months ended September 30, 2020 and 2019

(Stated in US Dollars)

Form 10-Q	Sustainable Projects Group Inc.	F-1

SUSTAINABLE PROJECTS GROUP INC.

For the NINE Months Ended SEPTEMBER 30, 2020 and 2019

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

As at	September 30	December 31
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$1,668	$68,992
Other receivables – related party - Note 4	-	132,273
Inventory – Note 5	64,541	62,077
Prepaid expenses and deposits – Note 6	5,000	12,521
	71,209	275,863

ROU Asset – lease – Note 7	-	72,568
Office Equipment – Note 7	9,364	8,028
Leasehold improvements – Note 7	-	2,938
Intangible assets – Note 8	125,468	815,908
Goodwill – Note 8	156,752	-

TOTAL ASSETS	$362,793	$1,175,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 9	$165,132	$122,327
Amount due to directors – Note 13	18,350	3,750
Amount due to shareholders – Note 13	36,332	36,332
Amount due to related parties – Note 13	33,591	19,403
Lease liability - Note 7	-	55,830
Interest payable – Note 10	3,514	1,750
TOTAL CURRENT LIABILITIES	256,919	239,392

NON-CURRENT LIABILITIES
Notes payable, related party – Note 10	50,000	50,000
Convertible note payable, related party – Note 10	20,000	20,000
Obligations under operating lease - Note 7	-	14,365
TOTAL NON-CURRENT LIABILITIES	70,000	84,365

TOTAL LIABILITIES	326,919	323,757

STOCKHOLDERS’ EQUITY
Common Stock – Note 11 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 7,785,877 (Dec 31, 2019 – 7,648,113)	778	765
Additional Paid in Capital	3,105,627	2,747,138
Accumulated Deficit	(3,068,875)	(2,632,115)
Non-controlling interest - Note 12	(1,656)	735,760
TOTAL STOCKHOLDERS’ EQUITY	35,874	851,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$362,793	$1,175,305

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	Sep 30 2020	Sep 30 2019	Sep 30 2020	Sep 30 2019

Revenues
Gross Revenues	$2,810	$9,743	$5,703	$105,729

Operating Expenses
Administrative and other operating expenses	20,358	30,086	82,765	101,704
Advertising and Promotion	(518)	515	5,257	6,696
Depreciation	7,565	30,844	58,222	92,434
Consulting fees	2,500	114,000	76,495	292,000
Management fees	-	37,500	74,500	82,500
Professional fees	3,500	9,540	21,750	61,664
Rent	-	8,300	24,992	27,261
Salaries and wages	461	44,430	41,420	147,484
Travel	-	12,755	4,922	43,724
Amortized right of use assets	-	16,313	27,661	48,938
Loss on disposal of asset	359	-	141,215	-
Loss on asset impairment	-	-	630,001	-
Gain on de-consolidation	-	-	(295,543)	-
	34,225	304,283	894,015	904,405

Operating loss before interest	(31,415)	(294,540)	(888,312)	(798,676)
Other interest income	-	943	-	4,548
Interest expense	(592)	(573)	(1,764)	(1,158)

Net loss and comprehensive loss	(32,007)	(294,170)	(890,076)	(795,286)
Loss attributed to disposition of non-controlling interest	-	-	451,660	-
Net loss attributed to non-controlling interest	(2,576)	137,549	1,656	445,991

Net loss and comprehensive loss attributed to stockholders	$(34,583)	$(156,621)	$(436,760)	$(349,295)

Loss per share of common stock
-Basic and diluted	$(0.004)	$(0.020)	$(0.057)	$(0.046)

Weighted average no. of shares of common stock
-Basic and diluted	7,866,301	7,648,113	7,721,373	7,647,980

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Common	Par Value at $0.0001	Additional Paid-in	Accumulated	Non- Controlling
For September 30, 2020	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019	7,648,113	$765	$2,747,138	$(2,632,115)	$735,760	$851,548
Net loss and comprehensive loss	-	-	-	(155,735)	(32,131)	(187,866)

Balance, March 31, 2020	7,648,113	765	2,747,138	(2,787,850)	703,629	663,682
Shares issued at $1.80	32,500	3	58,497	-	-	58,500
Shares issued at $2.85	105,264	10	299,992	-	-	300,002
Non-Controlling interests eliminated on de-consolidation	-	-	-	-	(280,534)	(280,534)
Net loss and comprehensive loss	-	-	-	(246,442)	(423,762)	(670,204)

Balance, June 30, 2020	7,785,877	778	3,105,627	(3,034,292)	(667)	71,446
Net loss and comprehensive loss	-	-	-	(34,583)	(989)	(35,572)

Balance, September 30, 2020	7,785,877	$778	$3,105,627	$(3,068,875)	$(1,656)	$35,874

		Par Value	Additional		Non -
	Common	at $0.0001	Paid-in	Accumulated	Controlling
For September 30, 2019	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2018	7,647,388	$765	$2,745,145	$(2,108,371)	$1,265,764	$1,903,303
Shares issued at $2.75	725	-	1,993	-	-	1,993
Non-controlling interests	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	(59,559)	(101,799)	(161,358)

Balance, March 31, 2019	7,648,113	765	2,747,138	(2,167,930)	1,213,965	1,793,938
Non-controlling interests	-	-	-	-	50,000	50,000
Net loss and comprehensive loss	-	-	-	(133,115)	(206,644)	(339,759)

Balance, June 30, 2019	7,648,113	765	2,747,138	(2,301,045)	1,057,321	1,504,179
Net loss and comprehensive loss	-	-	-	(156,621)	(137,548)	(294,169)

Balance, September 30, 2019	7,648,113	$765	$2,747,138	$(2,457,666)	$919,773	$1,210,000

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-5

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	September 30, 2020	September 30, 2019
Cash Flows from operating activities:
Net loss and comprehensive loss	$(890,076)	$(795,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of asset	141,215	-
Gain on de-consolidation	(295,543)	-
Impairment on intangible asset	630,001	-
Shares issued for services	38,500	-
Depreciation	58,222	92,434
Interest on receivables	-	10,692
Lease interest	892	2,768
Amortization of ROU asset - Vehicle	5,207	8,521
Amortization of ROU asset - Office lease	22,454	40,417
Changes in current assets and liabilities
Cash change from de-consolidation	(2,931)	-
Prepaid expenses	7,521	(14,442)
Inventory	786	(62,077)
Account Receivables	132,273	-
Other receivables	-	521,037
Interest payable	1,764	1,158
Accounts payable and accrued expenses	72,745	(30,139)
Amount due to related parties	14,600	42,107
Payment of lease liability	(23,686)	(41,766)
Net cash provided by (used in) operating activities	(86,056)	(224,576)

Cash Flows from investing activities:
Acquisition of Assets	(3,675)	(1,869)
Proceeds from sale of assets	3,000	-
Proceeds from disposal of shares	(593)	-
Net Cash used in investing activities	$(1,268)	$(1,869)

Cash Flows from financing activities:
Proceeds from issuance of common stock	20,000	1,993
Proceeds from convertible notes payable	-	20,000
Proceeds from notes payable	-	50,000
Non-controlling interest	-	100,000
Net Cash generated from financing activities	20,000	171,993

Net (decrease) increase in cash and cash equivalents	(67,324)	(54,452)
Cash and cash equivalents at beginning of period	68,992	249,675
Cash and cash equivalents at end of period	$1,668	$195,223

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-6

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2020

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

The Company has accumulated a deficit of $3,068,875 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $1,668 cash on hand as at September 30, 2020. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Form 10-Q	Sustainable Projects Group Inc.	F-7

3. Summary of principal accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2019 annual financial statements. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the period ended December 31, 2020.

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

Form 10-Q	Sustainable Projects Group Inc.	F-8

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operations consist of Hero Wellness Systems, YER Brands and Sustainable Projects Group. The segment for Cormo USA has been extinguished at June 30, 2020. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the gross sales and miscellaneous income. As at September 30, 2020, revenues were reported from YER Brands and Hero Wellness Systems.

	For the nine	For the twelve
	months ended	months ended
	Sep 30 2020	Dec 31 2019

Sales
Sustainable Projects Group	$2,000	$95,986
YER Brands	3,203	-
Hero Wellness Systems	500	6,080
Cormo USA	-	-
Total Sales	$5,703	$103,066

Total Assets
Sustainable Projects Group	$6,050	$423,984
YER Brands	296,480	-
Hero Wellness Systems	60,263	66,686
Cormo USA	-	684,635
Total Assets	$362,793	$1,175,305

Form 10-Q	Sustainable Projects Group Inc.	F-9

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

5. Inventory

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. At Sep 30, 2020, inventory consists of following:

	Sep 30, 2020	Dec 31, 2019

Hero Wellness Systems	$59,972	$62,077
YER Brands	4,569	-
Total	$64,541	$62,077

Form 10-Q	Sustainable Projects Group Inc.	F-10

6. Prepaid expenses and deposits

	Sep 30, 2020	Dec 31, 2019

Prepaid expenses	$5,000	$7,521
Deposit on lease	-	5,000
Total	$5,000	$12,521

7. Assets

Right of Use Asset – Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments. The Company returned the vehicle at the end of the lease period. At September 30, 2020, the remaining right of use asset was $Nil.

	Sep 30, 2020	Dec 31, 2019

Right of Use Asset	$22,724	$22,724
Accum. Amortization	(22,724)	(17,517)
Net	$-	$5,207

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

Form 10-Q	Sustainable Projects Group Inc.	F-11

On May 31, 2020, the office lease was terminated and the Company agreed to pay the past due amount of $36,304. In addition, the Company also agreed that the sub-landlord may add a late fee of $50 every weeks that there remains any past due rent. The Company is obligated to pay the sub-landlord an additional $32,300 which represent all the remaining rent due, beginning June 1 2020 through to December 2020. The $5,000 security deposit provided by the Company has been relinquished and the sub-landlord may use those funds to pay the rent obligation. At September 30, 2020, the Company owed $36,304 and owed $13,843 for the additional remaining rent due.

At June 30, 2020 the Company has written off the remaining lease liability of $47,401 and has written off the right of use asset o $44,907 to reflect the extinguishment of the office lease, thereby creating a gain on disposal of the office lease of $2,494.

Remaining annual minimum lease commitments under the lease:

	Sep 30, 2020	Dec 31, 2019

Commitments	$48,165	$71,851
Amount representing interest	(764)	(1,656)
Lease obligation	47,401	70,195
Write down	(47,401)	-
Balance	-	70,195
Current portion	-	55,850
Long term portion	$-	14,365

The remaining right of use asset for the office lease:

	Sep 30, 2020	Dec 31, 2019

Right of Use Asset	$139,212	$139,212
Accum. Amortization	(94,305)	(71,851)
Lease obligation	44,907	67,361
Write down	(44,907)	-
Net	$-	$67,361

Form 10-Q	Sustainable Projects Group Inc.	F-12

Leasehold Improvements

The leasehold improvements for the Florida office will be depreciated straight-line over the term of the office lease commencing September 1, 2018 and ending March 31, 2021. The Company’s lease was terminated on May 31, 2020 and the Company has written down the balance $1,959 to reflect the extinguishment of the leasehold improvements.

	Sep 30, 2020	Dec 31, 2019
For Florida office
Cost	$6,072	$6,072
Accum. Depreciation	(4,113)	(3,134)
Net	1,959	2,938
Write down	(1,959)	-
Net	$-	$2,938

Office Furniture and Equipment

The office furniture and equipment are depreciated straight-line for a period of 3 years.

	Sep 30, 2020	Dec 31, 2019

Cost	$13,698	$13,698
Additions	10,070	1,394
Disposals	(10,304)	-
	13,464	15,092
Accum. Depreciation	(4,100)	(7,064)
Net	$9,364	$8,028

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

Form 10-Q	Sustainable Projects Group Inc.	F-13

	Sep 30, 2020	Dec 31, 2019
For Gator Lotto App
Cost	$243,000	$243,000
Accum. Depreciation	(101,250)	(81,000)
Net	141,750	162,000
Disposal	(141,750)	-
Net	$-	$162,000

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

	Sep 30, 2020	Dec 31, 2019
For Cormo USA License
Cost	$700,000	$700,000
Accum. Depreciation	(69,991)	(46,666)
Net	630,001	653,334
Disposal	(630,001)	-
Net	$-	$653,334

The trademark for Cormo USA of $574 was written off as of June 30, 2020.

YER Brands, the Company’s wholly owned subsidiary acquired intellectual properties (see Note 11).

Form 10-Q	Sustainable Projects Group Inc.	F-14

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

	Cost	Depreciation	Net
Intellectual properties	$135,000	$(10,125)	$124,875
Trademark, patents	593	-	593
	$135,593	$(10,125)	$125,468

Goodwill:

Goodwill has been recorded on the Soy Yer Dough purchase as the amount of the investment was greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. At June 30, 2020, the goodwill recorded was $156,752.

9. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2020 are summarized as follows:

	Sep 30, 2020	Dec 31, 2019

Accrued audit fees	$8,000	$42,750
Accrued accounting fees	28,750	26,000
Accrued legal fees	23,040	23,040
Subsidies from Govt (CARES ACT)*	52,327	-
Accrued office expenses	53,015	30,537

Total	$165,132	$122,327

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

10. Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. As at September 30, 2020, there was $2,781 in accrued interest (see Note 13).

Form 10-Q	Sustainable Projects Group Inc.	F-15

On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. As at September 30, 2020, there was $733 in accrued interest (See Note 13).

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

At June 30, 2020 the operating results of Cormo USA Inc. have been de-consolidated as the Cormo license was recognized as impaired.

Form 10-Q	Sustainable Projects Group Inc.	F-16

13. Common stock

During the period ended September 30, 2020, the Company issued the following shares:

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

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 13). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. As at June 30, 2020, Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to September 30, 2020 and December 31, 2019 with intercompany transactions eliminated:

	Sep 30, 2020	Dec 31, 2019
Assets	$62,263	$109,709
Liabilities	(1,678)	(6,178)
Net Assets	$58,585	$103,531

Revenues	$500	$8,743
Expenses	(2,699)	(237,710)
Net Income	$(2,199)	$(228,967)

Company’s joint venture interest portion on net income	$(1,210)	$(125,932)

Non-controlling joint venture interest on net income	$(989)	$(103,035)

Company’s Capital contribution to joint venture	$286,825	$250,191

Company’s joint venture interest portion in net assets	$32,222	$56,942

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	$156,450	$156,450

Form 10-Q	Sustainable Projects Group Inc.	F-17

Cormo USA Inc.

The Company has a controlling interest of 35% in a joint venture of Cormo USA Inc. (See Note 13) Cormo USA Inc. is in the business of producing and developing peat moss replacement and natural foam products and technologies. Cormo USA was incorporated November 2018 and just started to set up its business. The company is researching viable properties to set up its manufacturing plant. It is also investigating various economic development programs for assistance to build its plant and operations. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to June 30, 2020 and December 31, 2019 with intercompany transactions eliminated. At June 30, 2020, the Cormo license was written down and as such, Cormo USA has been de-consolidated. The following were the closing figures of Cormo USA.

	Jun 30, 2020	Dec 31, 2019

Assets	$3,949	$1,191,843
Liabilities	(22,907)	(11,543)
Net Assets	$(18,958)	$1,180,301

Revenues	$-	$-
Expenses	(649,873)	(690,375)
Net Income	$(649,873)	$(690,375)

Company’s joint venture interest portion of net income	$(227,456)	$(241,631)

Company’s Capital contribution to joint venture	$337,922	$247,647

Company’s joint venture interest share in net assets	$(6,635)	$413,105

Non-controlling joint venture interest on net income	$(451,660)	$(448,744)

Total equity of joint venture received	$1,900,000	$1,900,000
Company’s portion of the joint venture	700,000	700,000
Non-controlling interest portion in equity	$1,200,000	$1,200,000

Form 10-Q	Sustainable Projects Group Inc.	F-18

In summary, the total aggregate non-controlling joint venture interest on net income for the period was ($1,656) after de-consolidation of Cormo USA Inc. (Dec 2019 - $(551,779)) and the total aggregate non-controlling joint venture interest in equity was $156,450 at September 30, 2020 (Dec 31, 2019 - $1,356,450).

	Sep 30, 2020	Dec 31, 2019

For Hero Wellness Systems Inc.	$(5,221)	$(103,035)
For Cormo USA Inc.	(451,660)	(448,744)
Total non-controlling joint venture interest on net income current period	$(456,882)	$(551,779)

For Hero Wellness Systems Inc.	$156,450	$156,450
For Cormo USA Inc.	1,200,000	1,200,000
Total non-controlling joint venture interest in equity	1,356,450	1,356,450
Less total non-controlling joint venture interest on net income in prior period	(620,690)	(68,911)
Less total non-controlling joint venture interest on net income, current period	(456,882)	(551,779)
De-consolidation of Cormo USA Inc.	(280,534)	-
Total non-controlling joint venture interest remaining	$(1,656)	$735,760

15. Related party transactions

During the period ended September 30, 2020, the Company incurred management fees from a director totaling an aggregate of $45,500 (December 31, 2019 - $127,500). As at September 30, 2020, $18,250 was owing to a director for management fees. During the period ended June 30, 2020, the Company incurred management fees from an officer totaling $30,000 (December 31, 2019 - $58,269). As at September 30, 2020, $12,766 was owing to an officer for salaries.

During the period ended September 30, 2020, the Company owed $36,332 to shareholders for expenses paid on behalf of the Company and consulting fees (December 31, 2019 - $36,332).

During the period ended September 30, 2020, the Company incurred $Nil to a company with a director and officer in common for website/app maintenance (December 31, 2019 - $9,500), and owe $19,796 for office expenses (December 31, 2019 - $19,403)

During the period ending September 30, 2020, the Company owe $2,781 (December 31, 2019 - $1,467) for interest to a shareholder of the Company for a note payable with a principal amount of $50,000. The loan bears an annual interest rate of 3.5% and is due on or before April 15, 2022 (see Note 10).

During the period ending September 30, 2020, the Company owe $733 (December 31, 2019 - $283) for interest to a relative of the CEO for a convertible note payable with a principal amount of $20,000. The loan bears an annual interest rate of 3.0% and is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. (see Note 10). On May 10, 2021, the Company entered into an agreement and agreed to issue 640,000 common shares at $0.035 per share to redeem a convertible note payable with a principal amount of $20,000 plus accrued interest and fees valued at $22,400.

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

Form 10-Q	Sustainable Projects Group Inc.	F-19

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

On September 30, 2020, the Company received the resignation of Dr Philip Grothe as director.

Form 10-Q	Sustainable Projects Group Inc.	F-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding Sustainable Projects Group Inc’s. (SPGX’s or the Company’s) capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding SPGX’s ability to carry out its planned development and production of products. Forward-looking statements are made, without limitation, in relation to SPGX’s operating plans, SPGX’s liquidity and financial condition, availability of funds, operating and exploration costs and the market in which SPGX competes. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports SPGX files with the SEC. These factors may cause SPGX’s actual results to differ materially from any forward-looking statement. SPGX disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

The following discussion of the Company’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2020 should be read in conjunction with the Company’s unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2020.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 2

Currently, the Company is engaged in the following projects:

1.	Hero Wellness Systems Inc. and
2.	YER Brands Inc.

1.	Cormo USA Inc.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 3

2.	Gator Lotto

Gator Lotto – In 2018 the Company acquired all technology assets including source code, graphics, and online assets for US$400,000 through the issuance of new shares. The Company aims to commercialize this project which features a fully functioning lotto ticket management app (currently in version 2.0) with more than 40,000 downloads. Management plans to spin out this technology into a newly formed partnership within the next 24 months with the aim to increase monetization, user growth and eventual sale or licensing. The Company spent an additional $11,000 to further develop the technology in 2019. See Exhibit 10.12 - Asset Purchase Agreement for more details.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 4

4.	Soy-yer Dough

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

Form 10-Q	Sustainable Projects Group Inc.	Page 5

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Revenues
Revenues	$2,810	$9,743	$82,765	$105,729

Operating Expenses
Administrative and other operating expenses	$20,358	$30,086	$82,765	$101,704
Advertising and Promotion	-518	515	5,257	6,696
Depreciation	7,565	30,844	58,222	92,434
Consulting fees	2,500	114,000	76,495	292,000
Management fees	-	37,500	74,500	82,500
Professional fees	3,500	9,540	21,750	61,664
Rent	-	8,300	24,992	27,261
Salaries and wages	461	44,430	41,420	147,484
Travel	-	12,755	4,922	43,724
Amortized right of use assets	-	16,313	27,661	48,938
Loss/Gain on disposition of assets	359	-	141,215	-
Loss on Asset Impairment	-	-	630,001	-
Gain on De-Consolidation	-	-	(295,543)	-
	34,225	304,283	894,015	904,405

Operating income/loss before interest expense and impairment	(31,415)	(294,540)	(888,312)	(798,676)
Other interest income	-	943	-	4,548
Interest expense	(592)	(573)	(1,764)	(1,158)
Impairment	-	-	-	-

Operating loss before income taxes	(32,007)	(294,170)	(890,076)	(795,286)
Income Taxes	-	-	-	-
Net income/loss attributed to non-controlling interest	(2,576)	137,549	1,656	445,991

Net loss and comprehensive loss	$(34,583)	$(156,621)	$(436,760)	$(349,295)

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $7,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $90,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $30,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

Form 10-Q	Sustainable Projects Group Inc.	Page 6

As at September 30, 2020, the Company had cash of $1,668 and total liabilities of $326,919. During the 12 month period following the date of this report, management anticipates that the Company will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, the Comppany will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the Company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Nine Month Period Ended September 30, 2020

At September 30, 2020, the Company had a cash balance of $1,668 and a working capital deficit of $185,710, compared to a cash balance of $68,992 for the period ended December 31, 2019.

The notes to the Company’s financial statements as of September 30, 2020, disclose its uncertain ability to continue as a going concern. The Company has accumulated a deficit of $3,068,875 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $1,668 cash on hand as at September 30, 2020. Cash used in operations was $86,056 for the nine month period ended September 30, 2020. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the nine month period ended September 30, 2020 was net cash used in operations $86,056, which was primarily due to the decrease of our operating activities. The company incurred an operating loss of $436,760 which was reduced by non-cash expenses of $141,494 and changes in working capital of $209,210.

Net Cash Flows From Investing Activities.

The Company’s net cash flow used in investing activities during the nine month period ended September 30, 2020 was $1,268, which was primarily due to purchase of office equipment and proceeds of $3,000 from the sale of assets, as compared to a net cash flow provided by investing activities of $1,869 for the same time period for the prior fiscal period, which was primarily due to for purchase of office equipment, furniture and other assets.

Net Cash Flows From Financing Activities.

The Company’s net cash flow from financing activities during the nine month period ended September 30, 2020 was net cash provided from financing activities of $20,000. This was generated due to issuance of shares for repayment of outstanding invoices from a service provider as compared to $171,993 for the same time period for the prior fiscal period from proceeds of notes payable, proceeds from issuance of stock and proceeds from non-controlling interest.

Form 10-Q	Sustainable Projects Group Inc.	Page 8

Operations Results for the Three Month Period Ended September 30, 2020

Net Loss. During the three month period ended September 30, 2020, the Company had a net loss of $32,007, of which $2,576 was attributed to non-controlling interest, leaving a net loss of $. The loss consisted generally from consulting fees and other operating expenses such as administrative fees, depreciation, and professional fees, compared to the same time period for the prior fiscal period, when the Company had a net loss of $156,621, which was primarily due to professional fees, management fees, consulting fees, administrative and other operating expenses. These costs during the three month period ended September 30, 2020 was primarily attributable to maintaining our operations.

Revenue. During the three month period ended September 30, 2020, the Company had revenues of $2,810 compared to $9,743 from the same period in the prior year. The decrease in revenue was primarily due to our shortage of staff and continued impact of the unprecedented Covid-19 crisis, which had significant impact on consulting opportunities.

Operating Expenses. The Company’s operating expenses during the three month period ended September 30, 2020 were $34,225 as compared to the same time period for the prior fiscal period of $304,283. Given the unprecedented impact of the Covid-19 crisis and underlying uncertainty of financing and business expansion opportunities, management implemented a stringent cost cutting program which led to the significantly lower cost base for the company.

Operations Results for the Nine Month Period Ended September 30, 2020

Net Loss. During the nine month period ended September 30, 2020, the Company had a net loss of $890,076 of which $453,316 was attributed to non-controlling interest leaving $436,760 attributed to stockholders. The comparable period in the prior year had a net loss of $795,286 of which $349,295 was attributed to stockholders. The loss was primarily attributable to our continued growth of our operations for the current period.

Revenue. During the nine month period ended September 30, 2020, the Company had revenues of $5,703 as compared to $105,729 for the same period in the prior year. The decrease in revenue was primarily due to the termination of our consulting agreement and our shortage of staff.

Operating Expenses. The Company’s operating expenses during the nine month period ended September 30, 2020 were $894,015 as compared to $904,405 for the same period in the prior year. The decrease in operating expenses were primarily attributable to our cost cutting measures, which were implemented due to longer than expected Covid-19 impacts. The largest portion of operating expenses for the period can be attributed to impairment charges which amounted to $630,001.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $3,068,875 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $1,668 cash on hand as at September 30, 2020. Cash used in operations was $86,056 for the nine month period ended September 30, 2020. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for The Company on acceptable terms, if at all.

Form 10-Q	Sustainable Projects Group Inc.	Page 9

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

Inflation

Management anticipates increased inflation in all areas of operations. First impacts, particular in freight rates can be anticipated on supplies imported by Hero Wellness Systems Inc, due to increase container shipping rates.

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

Critical Accounting Policies

The Company’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Management believes that understanding the basis and nature of the estimates and assumptions involved with the aspects of the Company’s financial statements is critical to an understanding of the Company’s financial statements. Please read the notes to the financial statements for details.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, the Company failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended September 30, 2020. As a result, the Company’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of the Company’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect internal control over financial reporting.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 11

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

During the nine months ended September 30, 2020, the Company issued the following shares:

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, the Company reported all information that was required to be disclosed in a report on Form 8-K.

The Company has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. The Company undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact the Company at 2316 Pinee Ridge Road, Suite 383, Naples, Florida, 34102 to request a copy of the Company’s code of ethics. Management believes the Company’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management is currently updating is Code of Ethics and will file an updated Code of Ethics when completed.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to the Company’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

Form 10-Q	Sustainable Projects Group Inc.	Page 12

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended September 30, 2020, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Sustainable Projects Group Inc.

Dated: October 12, 2021	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q	Sustainable Projects Group Inc.	Page 14