Form 10-K
period 2020-12-31
Sustainable Projects Group Inc.
filed 2021-12-13
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2020

☐	transition report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ___________ to __________________

Commission file number 000-54875

sustainable Projects group inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Rd #383, Naples, Florida	34109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 305-814-2915

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common shares - $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the, registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

As of June 30, 2020, the last day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to June 30, 2020 was approximately $10,066,179. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 30, 2021
common shares - $0.0001 par value	8,085,877

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

The Company maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its U.S. headquarters is located at 2316 Pine Ridge Rd #383, Naples, Florida, 34109 (phone number 305-814-2915).

The Company has an authorized capital of 500,000,000 common shares with a par value of $0.0001 per share with 7,948,113 common shares issued and outstanding as of November 30, 2021.

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

(b) Business

The Company was incorporated on September 4, 2009 in the State of Nevada. Sustainable Projects Group Inc. is a business development company engaged in project development and holdings through value-based investments and collaborative partnerships with companies across sustainable sectors:

1.	Cormo USA Inc.;
2.	Gator Lotto;
3.	Hero Wellness Systems Inc. (fka Vitalizer Americas Inc.); and
4.	Yer Brands Inc.

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

One June 30, 2020 it was determined that Cormo USA Inc. is no longer a viable business model due to significant difficulties in fund-raising, Covid-19 related impacts in both knowledge transfer and sourcing of required equipment to bring the venture to success. Effective June 30, 2020 the assets, liabilities and non-controlling interest of Cormo that were previously consolidated in the balance sheet have been eliminated from the Company’s consolidated statements.

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

In December of 2018 the Company determined that an impairment of $168,000 was required. The Company currently does not have the resources to exploit the app and effective June 30, 2020, the company has written the asset down in its entirety.

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

Hero Wellness Systems operates in a crowded market place. Several providers of massage chair products from low-end to high-end exist. Hero Wellness Systems Inc. operates in the high end-spectrum, competing against a number of established companies. The company aims to differentiate itself from existing providers through a higher level of service, including white glove delivery and significantly faster delivery.

While previously predominantly focused on the B2B segment the unprecedented changes in hygiene requirements in shared spaces has had significant impact on purchasing behaviour of B2B customers as it relates to leisure equipment. The company currently focuses virtually exclusively in the B2C segment through direct distribution. This led to significantly lower than expected sales volumes and will require additional funding for penetrating the market. Additionally, the past 12 months have shown a significant influx of lower cost alternatives distributed by big-box retailers.

See Exhibit 10.14 - Shareholder’s Agreement for more details.

4. Yer Brands Inc.

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

At the current time the company is actively seeking production partners for the upscaling process of Yer Brands Inc. Currently the product is not expected to be a significant revenue driver until problems in upscaling and stability can be solved.

Dependence on Major Customers

As of the date of this filing, neither the Company nor any of its holdings are dependent on any major customers.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

SPGX has an interest in the following intellectual property:

Gator Lotto - There are no registered patents or trademarks for this project, but SPGX holds the intellectual property for this technology.

Yer Brands Inc, - There are no registered patents on any of the products produced by Yer Brands Inc, but SPGX holds the intellectual property for the technology. Yer Brands Inc. is the owner of the US Trademark for “Yer Dough” (Serial Number: 90015770).

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

Item 2. Properties.

The Company maintains its statutory resident agent’s office at 1859 Whitney Mesa Drive, Henderson, Nevada, 89014 and its U.S. headquarters is located at 2316 Pine Ridge Rd #383, Naples, Florida, 34109

Item 3. Legal Proceedings.

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

Period ended	High	Low	Source
30-Sep-21	$0.08	$0.01	OTC Markets Group Inc.
30-Jun-21	$0.46	$0.04	OTC Markets Group Inc.
31-Mar-21	$0.45	$0.02	OTC Markets Group Inc.
31-Dec-20	$0.46	$0.15	OTC Markets Group Inc.
30-Sep-20	$1.60	$0.38	OTC Markets Group Inc.
30-Jun-20	$2.85	$1.00	OTC Markets Group Inc.
31-Mar-20	$4.00	$0.75	OTC Markets Group Inc.
31-Dec-19	$4.00	$4.00	OTC Markets Group Inc.
30-Sep-19	$4.00	$1.20	OTC Markets Group Inc.
30-Jun-19	$1.50	$1.00	OTC Markets Group Inc.
31-Mar-19	$3.30	$3.01	OTC Markets Group Inc.

(b) Holders of Record

The Company had 93 holders of record as of November 29, 2021.

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

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last two years that would be required to be disclosed pursuant to Item 701 of Regulation S-K, with the exception of the following:

During May 2021, the board of directors authorized the issuance of 300,000 restricted shares of common stock as consideration for services rendered valued at $10,500. The shares were issued on November 3, 2021.

The board of directors also authorized the issuance of 640,000 restricted common stock as redemption of a convertible loan and accrued interest totaling $21,098. The shares have not been issued as of the date of this report.

During May 2020, the board of directors authorized the issuance of 105,264 restricted shares of common stock as consideration for the acquisition of the intellectual property of Soyer Doug from Sawyer and Samantha Sparks., valued at $300,002. See Exhibit 10.12 - Asset Purchase Agreement for more details. The Company relied upon Section 4(2) of the Securities Act of 1933 to issue the restricted shares in a private transaction. The share certificate representing the shares has been legended with the applicable trading restrictions.

The board of directors authorized the issuance of 32,500 restricted shares of common stock as consideration for debt and services rendered valued at $33,500.

During February 2019, the board of directors authorized the issuance of 725 restricted shares of common stock pursuant to a private placement of $1,993.

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

Plan of Operation

The Company’s plan of operation for the next 12 months is to continue to streamline its operations and develop its activities for holding or business development activities, and to collaborate, develop and create new assets with a continued focus on sustainability. The Company is currently evaluating other projects to find attractive partnerships to expand its business development activities. Other projects of interest that management is currently researching are in the field of sustainability.

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

SEC Filing Plan

As a reporting company, the Company is required to file documents with the US Securities and Exchange Commission on a quarterly basis. The Company expects to incur filing costs of approximately $6,000 per quarter to support its quarterly and annual filings. In the next 12 months, the Company anticipates spending approximately $24,000 for filing costs to pay for three quarterly filings and one annual filing.

As at December 31, 2020, the Company had a cash from continuing operations of of $1,265 (2019 - $38,825) and working capital (deficit) from continuing operations of ($155,275) (2019 - $17,847). Accordingly, the Company will require additional financing to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Financial Condition

As at December 31, 2020, the Company had a cash balance of $1,265 compared to a cash balance of $38,825 at December 31, 2019. Management is seeking additional funds to develop the company’s activities, additional funding will come from equity financing from the sale of the Company’s common shares or from debt financing. If the Company is successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. Management cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of its common shares or from debt financing to fund its plan of operations. In the absence of any required funding, the Company will not be able to execute its plan of operation and its business plan will fail. Even if the Company is successful in obtaining the required financing and executes its plan of operation, if the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

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

COVID-19

With the ongoing COVID-19 pandemic, this has created a challenge that none of us could imagine globally. Under these circumstances, the Company will need to manage its cash flow during these difficult time and funding resources may not be available and the outlook is uncertain. Our plan of operations may not proceed and may be held up. As a multinational business development company, the Company is dependent on a free flow of goods and people, as well as a sound economic environment. The Company sees significant risks to the business operations as prolonged timeline of ongoing travel restrictions and economic uncertainty creates the inability to raise finances to continue to operate and expand.

The world continues to be collectively impacted by COVID-19. Curbing the expansion of the pandemic is in everyone’s interest and although there is still no clear end in sight, we are hopeful that we can navigate the challenges the Company is facing with our resourcefulness and resiliency. We can not predict what the future holds. These are unprecedented times and the Company will adjust to the new realities.

Liquidity and Capital Resources

As of December 31, 2020, the Company had total assets of $355,227, and a working capital deficit of $155,275, compared with a total assets of $1,175,305 and a working capital of $36,471 at December 31, 2019. The decrease in the working capital was primarily due to the fact that the Company incurred reduced revenues during the year, the impact of the ongoing COVID-19 pandemic as well as the effect of the discontinuation of its participation in Cormo USA Inc. and write-downs in the value of Gator Lotto Technology. The Company was short staffed and didn’t have the required resources to seek new customers and sales.

Net Cash Used in Operating Activities

During the period ended December 31, 2020, net cash used in operating activities was $66,459 compared to $272,482 for the same period ended December 31, 2019. The decrease in cash used in operating activities was due re-organization of its internal structure and stringent cost-cutting. The companies’ activities were limited due to the shortage of workers.

Net Cash Used in Investing Activities

During the period ended December 31, 2020, net cash used in investing activities was $1,268 compared to $1,969 for the same period ended December 31, 2019. The net cash used in investing activities was primarily due to the acquisition of assets, which was largely balanced out from sale of assets.

Net Cash Generated from Financing Activities

During the period ended December 31, 2020, net cash flows provided from financing activities was $Nil as compared with financing activities of $93,768 for the same period ended December 31, 2019. The prior periods net cash used in financing activities was due to proceeds from issuance of common shares, proceeds of sale of investments and from contributions from the non-controlling interest.

Sustainable Projects Group Inc.	Form 10-K	Page 8

Results of Operation

The Company had operating revenues of $4,569 during the period ended December 31, 2020 as compared to $105,729 during the same period ended December 31, 2019. The decrease in revenues were primarily due to the discontinuation of certain consulting agreements, as well as the Company was short staffed and didn’t have skilled workers to maintain the sales.

The Company changed its business focus to pursue investments, partnerships and collaboration across sustainable sectors. The Company plans to establish strategic business projects in sustainable fields. With the new acquisitions of assets and investments, the Company expected the increase in operation expenditures to develop and build the business. However, during the year ended December 31, 2020, the Company didn’t have enough resources and skilled workers to upkeep with sales. The Company’s continued success and existence will be impacted if the Company is not able to obtain enough capital through the services it provides or obtain enough capital through additional equity financing.

References to the discussion below relates to the fiscal year ended December 31, 2020 and December 31, 2019:

	For the twelve	For the twelve
	months ended	months ended
	December 31,	December 31,
	2020	2019
Revenues
Gross revenues – continuing operations	$4,569	$105,729
Cost of goods sold – continuing operations	(4,278)	-
Gross Margin – continuing operations	(291)	105,729

Operating Expenses
Administrative and other operating expenses	$94,494	$112,945
Advertising and Promotion	5,258	5,469
Depreciation	42,340	88,143
Consulting fees	46,495	59,500
Management fees	44,500	90,000
Professional fees	25,750	109,626
Rent	28,202	32,781
Salaries and wages	41,420	186,059
Travel	1,022	10,651
Amortized right of use assets	27,661	62,250
Loss/Gain on disposition of assets	145,249	-
Total Expenses	$502,391	$757,424

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

The Company had no contingencies or long-term commitments at December 31, 2020.

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

Going Concern

The Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. The Company has accumulated a deficit of $3,100,629 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations when they come due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $1,265 cash on hand as at December 31, 2020. Cash used by operations was $66,459 for the twelve-month period ended December 31, 2020. Therefore, the Company will need to raise additional cash in order to fund ongoing operations over the next 12-month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Consolidation

The accompanying consolidated unaudited financial statements include the accounts of the Company, it’s wholly subsidiary YER Brands Inc., and its joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) and Cormo USA Inc. The Company controls 55% of Hero Wellness Systems Inc. and 35% of Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of the joint venture companies are considered variable interest entities that requires the Company to consolidate their accounts. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated financial statements and the non-controlling interest that were not attributable to the Company have been reported separately. At June 30, 2020, Cormo USA Inc.’s assets were impaired and the Company impaired its investment and eliminated that company’s accounts from the consolidated financial statements.

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

Correction of an Error in Previously Issued Financial statements

The Company follows ASC Topic 250, “Accounting Changes and Error Corrections” when accounting for accounting changes and errors in previously issued financial statements. The former is a change in accounting principle, a change in accounting estimates or a change in reporting entity. The latter is an error in recognition, measurement, presentation, or disclosure in financial statements resulting from mathematical mistakes, mistakes in the application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared.

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

Sustainable Projects Group Inc.	Form 10-K	Page 10

Item 8. Financial Statements and Supplementary Data.

SUSTAINABLE projects GROUP INC.

Financial Statements

for the years ended december 31, 2020 and december 31, 2019

Sustainable Projects Group Inc.	Form 10-K	Page F-1

K. R. MARGETSON LTD.	Chartered Professional Accountant
331 East 5th Street	Tel: 604.220.7704
North Vancouver BC V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sustainable Projects Group, Inc.

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of Sustainable Projects Group, Inc. (“the Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. r responsibility is to express an opinion on the Company’s financial statements based on our audits. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and am required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

 My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provides a reasonable basis for my opinion

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way my opinion on the financial statements, taken as a whole, and I am not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

I have determined that there are no critical audit matters to communicate in my auditor’s report.

/s/ K. R. Margetson Ltd.

Chartered Professional Accountant

I have served as the Company’s auditor since 2020.

North Vancouver BC

December 9, 2020

Sustainable Projects Group Inc.	Form 10-K	Page F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sustainable Projects Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sustainable Projects Group, Inc. (“the Company”) as of December 31, 2019, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2018.

Spokane, Washington

April 14, 2020, except as to the Correction of Previously Issued Financial Statements (Note 19), of which the date is December 10, 2021

Sustainable Projects Group Inc.	Form 10-K	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31	December 31
As at	2020	2019
ASSETS
Current Assets:
Cash	$1,265	$38,825
Other receivables – related party - Note 4	-	132,273
Inventory – Note 5	64,997	62,077
Prepaid expenses and deposits – Note 6	8,622	12,521
Discontinued assets – Note 16	-	30,167
	74,884	275,863

ROU Asset – lease – Note 7	-	72,568
Office Equipment – Note 7	4,873	7,468
Leasehold improvements – Note 7	-	2,938
Intangible assets – Note 8	118,718	162,000
Goodwill – Note 9	156,752	-
Discontinued assets – Note 16	-	654,468

TOTAL ASSETS	$355,227	$1,175,305

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 10	$137,880	$110,784
Amount due to related parties – Note 17	51,841	23,153
Due to shareholders	36,332	36,332
Lease liability - Note 7	-	55,830
Interest payable – Note 11, 17	4,106	1,750
Discontinued liabilities – Note 16	-	11,543
TOTAL CURRENT LIABILITIES	230,159	239,392

NON-CURRENT LIABILITIES
Notes payable, related party – Note 11	50,000	50,000
Convertible note payable, related party – Note 11, 17	20,000	20,000
Obligations under operating lease - Note 7	-	14,365
TOTAL NON-CURRENT LIABILITIES	70,000	84,365

TOTAL LIABILITIES	300,159	323,757

STOCKHOLDERS’ EQUITY
Common Stock – Note 14
Par Value: $0.0001; Authorized 500,000,000 shares
Common Stock Issued: 7,785,877 (Dec 31, 2019 – 7,648,113)	778	765
Additional Paid in Capital	3,080,627	2,747,138
Accumulated Deficit – as restated, Note 18	(3,100,629)	(2,879,796)
Non-controlling interest - Note 15, 16 and restated, Note 19
Discontinued	-	903,632
Continuing	74,292	79,809
TOTAL STOCKHOLDERS’ EQUITY	55,068	851,548

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$355,227	$1,175,305

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019

Gross Revenues – continuing operations	$4,569	$105,729
Cost of goods sold – continuing operations	(4,278)	-
Gross Margin – continuing operations	(291)	105,729

Operating Expenses
Administrative and other operating expenses	94,494	112,945
Advertising and Promotion	5,258	5,469
Depreciation	42,340	88,143
Consulting fees	46,495	59,500
Management fees	44,500	90,000
Professional fees	25,750	109,626
Rent	28,202	32,781
Salaries and wages	41,420	186,059
Travel	1,022	10,651
Amortized right of use assets	27,661	62,250
Loss on disposal of assets	145,249	-
	502,391	757,424

Loss from continuing operations before other items:	(502,100)	(651,695)
Government subsidies	54,327	-
Other interest income	-	4,548
Interest expense	(2,356)	(1,750)
Loss from continuing operations	(450,129)	(648,897)
Loss from discontinued operations (Note 16)	(64,861)	(426,626)
Net loss before gain on deconsolidation	(514,990)	(1,075,523)
Gain on deconsolidation (Note 15)	246,480	-
Net loss and comprehensive loss	(268,510)	(1,075,523)

Net loss attributed to non-controlling interest, restated Note 19
Continuing operations	(5,517)	(26,791)
Discontinued operations	(42,160)	(277,307)
	(47,677)	(304,098)

Net loss attributed to shareholders	$(220,833)	$(771,425)

Basic and diluted, net loss per share of common stock (restated)	$(0.029)	$(0.100)
Basic and diluted, net loss to continuing operations per share of common stock (restated)	$(0.058)	$(0.081)

Weighted average no. of shares of common stock
-Basic and diluted	7,734,246	7,648,014

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2020 and 2019

		Par Value	Additional		Non-
	Common	at $0.0001	Paid-in	Accumulated	Controlling
For December 31, 2020	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019
As restated, Note 19	7,648,113	$765	$2,747,138	$(2,879,796)	$983,441	$851,548
Shares issued for debt at $0.80	25,000	2	19,998	-	-	20,000
Shares issued for services at $1.80	7,500	1	13,499	-	-	13,500
Shares issued for assets at $2.85	105,264	10	299,992	-	-	300,002
Non-controlling interest eliminated on deconsolidation	-	-	-	-	(861,472)	(903,632)
Net loss and comprehensive loss	-	-	-	(220,833)	(47,677)	(226,350)

Balance, December 31, 2020	7,785,877	$778	$3,080,627	$(3,100.629)	$74,292	$55,068

		Par Value	Additional		Non -
	Common	at $0.0001	Paid-in	Accumulated	Controlling
For December 31, 2019	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2018	7,647,388	$765	$2,745,145	$(2,108,371)	$1,265,764	$1,903,303
Shares issued at $2.75	725	-	1,993	-	-	1,993
Non-controlling interests	-	-	-	-	21,775	21,775
Net loss and comprehensive loss
As restated, Note 19	-	-	-	(771,425)	(304,098)	(1,075,523)
Balance, December 31, 2019
As restated, Note 19	7,648,113	$765	$2,747,138	$(2,879,796)	$983,441	$851,548

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-6

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Cash Flows from operating activities:
Net loss and comprehensive loss	$(268,510)	$(1,075,523)
Loss from discontinued operations	(64,861)	(426,626)
Loss from continuing operations	(203,649)	(648,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of asset	145,249	-
Gain on deconsolidation	(246,480)	-
Shares issued for services	13,500	-
Depreciation	42,340	88,143
Interest on receivables	-	10,692
Lease interest	892	3,460
Amortization of ROU asset - Vehicle	5,207	11,362
Amortization of ROU asset - Office lease	22,454	53,889
Changes in current assets and liabilities
Prepaid expenses	3,899	21,639
Inventory	330	(62,077)
Account Receivables	132,273	-
Other receivables	-	664,262
Interest payable	2,356	1,750
Accounts payable and accrued expenses	51,580	(19,418)
Amount due to related parties	28,688	26,814
Operating lease payments	(23,686)	(55,819)
Net cash provided by (used in) operating activities From continuing operations	(25,047)	95,800
From discontinued operations	(41,412)	(398,499)
Total cash used in operating activities	(66,459)	(302,649)

Cash Flows from investing activities:
Equipment purchases	(3,675)	(1,969)
Proceeds from sale of assets	3,000	-
Trademark	(593)	-
Net Cash used in investing activities	(1,268)	(1,969)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	1,993
Proceeds from convertible notes payable	-	20,000
Proceeds from notes payable	-	50,000
Non-controlling interest	-	21,775
Net Cash generated from financing activities	-	93,768

Net decrease in cash and cash equivalents	(67,727)	(210,850)
Cash at beginning of year	68,992	249,675
Cash at end of year	$1,265	$38,825

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-
See Note 10, Common stock, for non-cash transactions

See accompanying notes to the consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-7

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

The Company is a multinational business development company that pursues investments and partnerships with companies across sustainable sectors. It is continually evaluating and acquiring assets for holding and/or for development. The Company is involved in consulting services and collaborative partnerships.

2. Going Concern

These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP”, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $3,100,629 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $1,265 cash on hand as at December 31, 2020. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Sustainable Projects Group Inc.	Form 10-K	Page F-8

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, it’s wholly subsidiary YER Brands Inc., and its joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) and Cormo USA Inc. The Company controls 55% of Hero Wellness Systems Inc. and 35% of Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of the joint venture companies are considered variable interest entities that requires the Company to consolidate their accounts. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated financial statements and the non-controlling interest that were not attributable to the Company have been reported separately. At June 30, 2020, Cormo USA Inc.’s assets were impaired and the Company impaired its investment and eliminated that company’s accounts from the condensed consolidated financial statements.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operations consist of Hero Wellness Systems, YER Brands and Sustainable Projects Group. The segment for Cormo USA was de-consolidated effective June 30, 2020 (See Notes 15 and 16). The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the gross sales and miscellaneous income. As at December 31, 2020, revenues were reported from YER Brands and Hero Wellness Systems.

Sustainable Projects Group Inc.	Form 10-K	Page F-9

	For the year	For the year
	ended	ended
	Dec 31 2020	Dec 31 2019

Sales
Sustainable Projects Group	$-	$95,986
YER Brands	4,069	-
Hero Wellness Systems	500	6,080
Cormo USA	-	-
Total Sales	$4,569	$103,066

Total Assets
Sustainable Projects Group	$10,049	$423,984
YER Brands	284,973	-
Hero Wellness Systems	60,205	66,686
Cormo USA	-	684,635
Total Assets	$355,227	$1,175,305

Intangible assets

Intangible assets are non-monetary identifiable assets, controlled by the Company that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do, are capitalized and initially measured at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with a indefinite useful life shall not be amortized until its useful life is determined to be longer indefinite. An intangible asset subject to amortization shall be periodically reviewed for impairment. A recoverability test will be performed and, if applicable, unscheduled amortization is considered.

License agreements have been capitalized, recorded at cost and amortized over the life of the contracts. Website costs have been capitalized and will be subject to amortization once the website is operational. They will be amortized over the life of the license to which it supports.

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

For the year period ended December 31, 2020, there was $74,292 (December 31, 2019 - $983,441) of non-controlling interest that was reconciled to the net loss and comprehensive loss presented in the statements of operations.

Sustainable Projects Group Inc.	Form 10-K	Page F-10

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

Sustainable Projects Group Inc.	Form 10-K	Page F-11

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

Advertising and Promotion Costs

The Company follows ASC 720 “Advertising Costs” and expenses costs as incurred.

Sustainable Projects Group Inc.	Form 10-K	Page F-12

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

Sustainable Projects Group Inc.	Form 10-K	Page F-13

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

Credit Losses

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

Government forgivable loans

The Company initially records government loans that may be forgiven as debt. The loan is shown as a cash inflow from financing activities and then as a non-cash reconciling items on the operation cash flow when it is forgiven. However, it the Company reaches all the criteria for forgiveness it may record the proceeds as a grant.

Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at December 31, 2020 and 2019.

Sustainable Projects Group Inc.	Form 10-K	Page F-14

Correction of an Error in Previously Issued Financial statements

The Company follows ASC Topic 250, Accounting Changes and Error Corrections when accounting for accounting changes and errors in previously issued financial statements. The former is a change in accounting principle, a change in accounting estimates or a change in reporting entity. The latter is an error in recognition, measurement, presentation, or disclosure in financial statements resulting from mathematical mistakes, mistakes in the application of generally accepted accounting principles, or oversight or misuse of facts that existed at the time the financial statements were prepared.

Discontinued operations

Discontinued operations are components of an entity that either have been disposed or abandoned or is classified as held for sale. Additionally, in order to qualify as a discontinued operation, the disposal or abandonment must represent a strategic shift that has or will have, a major effect on an entity’s operations and financial results.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the accompanying financial statements.

4. Other receivables – related party

On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 in which Amixca AG has agreed to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. At December 31, 2020, the full amount was repaid.

5. Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. At December 31, 2020, inventory consists of following:

	Dec 31, 2020	Dec 31, 2019

Hero Wellness Systems (finished goods)	$59,972	$62,077
YER Brands (supplies)	5,025	-
Total	$64,997	$62,077

Sustainable Projects Group Inc.	Form 10-K	Page F-15

6. Prepaid expenses and deposits

	Dec 31, 2020	Dec 31, 2019

Prepaid expenses	$8,622	$7,521
Deposit on lease	-	5,000
Total	$8,622	$12,521

7. Right of Use Assets , leasehold improvements and office equipment

ROU Asset, Vehicle Lease

On June 12, 2018, the Company entered into an operating vehicle lease for a period of two years. The Company made an upfront payment of $22,724 for its obligation which covered all the monthly lease payments. The Company returned the vehicle at the end of the lease period. At September 30, 2020, the remaining right of use asset was $Nil.

	Dec 31, 2020	Dec 31, 2019

Right of Use Asset	$22,724	$22,724
Accum. Amortization	(22,724)	(17,517)
Net	$-	$5,207

ROU Asset, Office Lease

On June 18, 2018, the Company entered into a sublease agreement to rent office space in Naples, Florida. The office lease commences September 01, 2018 through to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75). The Company elected to separate the lease and non-lease components.

On May 31, 2020, the office lease was terminated and the Company agreed to pay the past due amount of $36,304. In addition, the Company also agreed that the sub-landlord may add a late fee of $50 every week that there remains any past due rent. The Company is obligated to pay the sub-landlord an additional $32,300 which represent all the remaining rent due, beginning June 1 2020 through to December 2020. The $5,000 security deposit provided by the Company has been relinquished and the sub-landlord may use those funds to pay the rent obligation. At December 31, 2020, the Company owed $36,304 and owed $27,688 for the additional remaining rent due.

Sustainable Projects Group Inc.	Form 10-K	Page F-16

At June 30, 2020 the Company wrote off the remaining lease liability of $47,401 and the right of use asset of $44,907 to reflect the extinguishment of the office lease, thereby creating a gain on disposal of the office lease of $2,494.

Remaining annual minimum lease commitments under the lease:

	Dec 31, 2020	Dec 31, 2019

Commitments	$48,165	$71,851
Amount representing interest	(764)	(1,656)
Lease obligation	47,401	70,195
Write down	(47,401)	-
Balance	-	70,195
Current portion	-	55,850
Long term portion	$-	14,365

The remaining right of use asset for the office lease:

	Dec 31, 2020	Dec 31, 2019

Right of Use Asset	$139,212	$139,212
Accumulated Amortization	(94,305)	(71,851)
Lease obligation	44,907	67,361
Write down	(44,907)	-
Net	$-	$67,361

Sustainable Projects Group Inc.	Form 10-K	Page F-17

Leasehold Improvements

The leasehold improvements for the Florida office will be depreciated straight-line over the term of the office lease commencing September 1, 2018 and ending March 31, 2021. The Company’s lease was terminated on May 31, 2020 and the Company has written down the balance $1,959 to reflect the extinguishment of the leasehold improvements.

	Dec 31, 2020	Dec 31, 2019
For Florida office
Cost	$6,072	$6,072
Accumulated. Depreciation	(4,113)	(3,134)
Net	1,959	2,938
Write down	(1,959)	-
Net	$-	$2,938

Office Furniture and Equipment

The office furniture and equipment are depreciated straight-line for a period of 3 years.

	Dec 31, 2020	Dec 31, 2019

Cost	$13,698	$13,698
Additions	10,070	1,394
Disposals	(13,979)	-
	9,789	15,092
Accumulated. Depreciation	(4,916)	(7,064)
Net	$4,873	$8,028

8. Intangible Assets

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The Company commenced amortization of its intangible asset over a three-year period effective January 2019. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company recorded an impairment of $168,000 reflecting its approximate market value at that time. The Company currently does not have the resources to exploit the app and effective June 30, 2020, the Company wrote down the asset in its entirety.

	Dec 31, 2020	Dec 31, 2019
For Gator Lotto App
Cost	$243,000	$243,000
Accumulated. depreciation	(101,250)	(81,000)
Net	141,750	162,000
Write down	(141,750)	-
Net	$-	$162,000

Sustainable Projects Group Inc.	Form 10-K	Page F-18

Cormo USA Inc., the joint venture with the Company (See Note 15), has an exclusive license agreement from Cormo AG (of Switzerland) for North America. The exclusive license includes, but not limited to, the intellectual property, know-how, patent trade marks and all present and future process improvements, product applications and related know how from Cormo AG. As part of the joint venture agreement, Cormo AG’s contribution for its 35% interest was the license to Cormo USA. The license was valued at $700,000 pursuant to its authorized share capital. The license was to be amortized over its estimated useful life of fifteen years. The amortization commenced January 1, 2019. At June 30, 2020, the Company determined that Cormo USA Inc. was no longer a viable company and de-consolidated the assets, liabilities and equity in that company thereby eliminating the asset from the Company’s consolidated financial statements. (See Note13)

	Dec 31, 2020	Dec 31, 2019
For Cormo USA License
Cost	$700,000	$700,000
Accumulated. depreciation	(69,991)	(46,666)
Net	630,001	653,334
Disposal	(630,001)	-
Net	$-	$653,334

The trademark for Cormo USA Inc. of $574 was similarly de-consolidated as of June 30, 2020.

YER Brands, the Company’s wholly owned subsidiary acquired intellectual properties (see Note 11).

The Company entered into an asset purchase with Soy Yer Dough to acquire intellectual property and trademarks. The following assets were identified as intangible assets with finite useful lives and are amortized on a straight-line basis over their useful lives of five years. Amortization commences when the assets are available for use. Intellectual properties consist of production process, know-how, product recipe, marketing, and branding,

	Cost	Amortization	Net
Intellectual properties	$135,000	$(16,875)	$118,125
Trademark	593	-	593
Balance as at December 31, 2020	$135,593	$(16,875)	$118,718

Sustainable Projects Group Inc.	Form 10-K	Page F-19

Amortization for over the next 5 years will be as follows:

Year ended December 31
2021	$27,000
2022	$27,000
2023	$27,000
2024	$27,000
2025	$10,125
Total	$118,125

9. Goodwill

Goodwill has been recorded on the Soy Yer Dough purchase as the amount of the investment was greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. A recap of the assets purchased from Soy Yer Dough is as follows:

Purchase Price	$300,002

Allocated to - License	135,000
Equipment	5,000
Inventory	3,250
Identifiable net assets	143,250

Allocated to Goodwill	$156,752

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of December 31, 2020 and 2019 are summarized as follows:

	Dec 31, 2020	Dec 31, 2019

Accrued audit fees	$11,000	$42,750
Accrued accounting fees	31,250	26,000
Accrued legal fees	23,040	23,040
Accrued office expenses	72,590	18,964
Total	$137,880	$110,784

11. Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. As at December 31, 2020, there was $3,222 in accrued interest (see Note 13).

On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. As at December, 2020, there was $884 in accrued interest (See Note 13).

On May 5, 2020, the Company entered in a promissory note with the Bank of America for $52,327 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan has a two-year term and bears interest at a rate of 1.0% per annum. The monthly principal and interest payments are deferred for six months after the date of disbursement. The PPP loan may be paid back at any time prior to the maturity date with no penalties. During the 2020 fiscal year, the Company reached its criteria for loan forgiveness and the amount was recorded as a government grant. The loan was forgiven on May 20, 2021.

Sustainable Projects Group Inc.	Form 10-K	Page F-20

12. Asset Purchase

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

13. Agreements

On May 1, 2020, the Company’s joint venture Cormo USA Inc. entered into a commercial lease of approximately 100,000 square feet of building space for one year with an option to renew. The monthly rent was $12,500.

Effective May 1, 2020, the Company’s joint venture Cormo USA Inc. entered into a Development Agreement with the City of Rushville, Rushville Development Commission, and Rushville Economic Development Commission (the “City Parties”) to do business in Indiana. The City Parties was to assist Cormo USA Inc. with its business in Indiana and provided financial incentives of up to $1,100,000 for Cormo USA Inc. to pay for its project costs. These include:

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

Effective June 30, 2020, as a result of disappointing product performances, difficulty in fund raising for the project and impacts of Covid-19 on knowledge transfer and sourcing of equipment, the Company determined that Cormo was no longer a viable operation. Accordingly, the operating results of Cormo USA Inc. were de-consolidated at that time.

14. Common stock

During the year ended December 31, 2020, the Company issued the following shares:

a)	7,500 shares of common stock for services rendered by a consultant at $1.80 per share valued at $13,500;
b)	25,000 shares of common stock for debt was issued for a consultant at $0.80 per share valued at $20,000; and
c)	105,264 shares of common stock for the acquisition of assets from Soy-Yer Dough at $2.85 per share valued at $300,002. (See Note 8, Other intangibles and goodwill.)

Sustainable Projects Group Inc.	Form 10-K	Page F-21

Share transactions during the year ended December 31, 2019:

a)	Issued 725 shares of common stock for cash at $2.75 per share.

15. Equity in joint venture, Non-controlling interest

The Company is involved in two joint venture businesses and has a majority control of both Hero Wellness Systems Inc. and Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies are considered variable interest entities that requires the Company to consolidate those entities. It runs the day-to-day operations, makes all managerial decisions and has the voting power over these entities. The Company will provide and help in the financial support of these ventures, on an as needed basis.

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. As at June 30, 2020, Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to December 31, 2020 and December 31, 2019 with intercompany transactions eliminated:

	Dec 31, 2020	Dec 31, 2019
Assets	$60,205	$66,686
Liabilities	(2,000)	(6,178)
Net Assets	$58,205	$60,508

Revenues	$500	$8,743
Expenses	(12,760)	(68,279)
Net Income	$(12,260)	$(59,536)

Company’s joint venture interest portion on net income	$(6,743)	$(32,745)

Non-controlling joint venture interest on net income	$(5,517)	$(26,791)

Company’s Capital contribution to joint venture	$286,825	$250,191

Company’s joint venture interest portion in net assets	$(31,127)	$33,279

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	156,450	156,450
Reduced by losses to date
Prior years	(76,641)	(49,850)
Current years	(5,517)	(26,791)
Net non-controlling interest in portion of equity, adjusted for losses to date	$74,292	$79,809

Sustainable Projects Group Inc.	Form 10-K	Page F-22

Cormo USA Inc. (“Cormo”)

The Company had a controlling interest of 35% in a joint venture of Cormo. (See Note 13) Cormo was in the business of producing and developing peat moss replacement and natural foam products and technologies. Cormo was incorporated November 2018 and started operations shortly thereafter. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to abandonment on June 30, 2020 with intercompany transactions eliminated. Effective June 30, 2020, the assets, liabilities and non-controlling interest of Cormo that were consolidated on the balance sheet were eliminated (See Note 15).

	June 30, 2020	Dec 31, 2019

Assets	$633,950	$684,635
Liabilities	(18,958)	(11,543)
Net Assets	$614,992	$673,092

Revenues	$-	$-
Expenses	(64,861)	(426,626)
Net Income	$(64,861)	$(426,626)

Company’s joint venture interest portion of net income	$(22,701)	$(149,319)

Company’s Capital contribution to joint venture	$-	$-

Company’s joint venture interest share in net assets	$214,580	$235,582

Non-controlling joint venture interest on net income	$(42,160)	$(277,307)

Total equity of joint venture received	$1,900,000	$1,900,000
Company’s portion of the joint venture	700,000	700,000
Non-controlling interest portion in equity	1,200,000	1,200,000
Reduced by losses to date
Prior years	(296,368)	(19,061)
Current years	(42,160)	(277,307)
Non-controlling interest portion in equity, adjusted for Loss to date	$861,472	$903,632

Assets and equity eliminated on deconsolidation
Net Asset	$(614,992)	$-
Non-controlling interest	861,472	-
Gain on deconsolidation	$246,480	$-

Sustainable Projects Group Inc.	Form 10-K	Page F-23

	Dec 31, 2020	Dec 31, 2019

For Hero Wellness Systems Inc.	$(5,517)	$(26,761)
For Cormo USA Inc.	(42,160)	(277,337)
Total non-controlling joint venture interest on net income current period	$(47,677)	$(304,098)

For Hero Wellness Systems Inc.	$156,450	$156,450
For Cormo USA Inc.	-	1,200,000
Total non-controlling joint venture interest in equity	156,450	1,356,450
Less total non-controlling joint venture interest on net income in prior period	(76,641)	(68,911)
Less total non-controlling joint venture interest on net income, current period	(5,517)	(304,098)
Total non-controlling joint venture interest remaining	$74,292	$983,441

16. Discontinued Operations

Effective June 30, 2020, the Company impaired its investment in Cormo USA Inc. and eliminated that company’s accounts from the consolidated financial statements through deconsolidation. All expenses incurred by Cormo USA Inc. up to June 30, 2020 have been disclosed as discontinued operations. The previous year’s assets, liabilities and expenses have been similarly classified for comparative purposes. An analysis of the financial results of the discontinued operations are as follows.

Consolidated Balance Sheet	December 31 2020	December 31 2019
	$	$
Assets
Current assets
Cash	-	31,167
Total current assets	-	31,167

Long term assets
Office equipment, net of amortization	-	560
Intangible assets
License, net of amortization	-	653,334
Trademark	-	574
Total long term assets	-	654,468

Liabilities
Current liabilities
Accounts payable and accrued charges	-	11,543
	-	11,543

Consolidated Statement of Operations and Comprehensive Loss

Expenses
General and administrative	1,012	8,377
Advertising and promotion	-	1,777
Depreciation	23,449	46,801
Consulting fees	5,000	285,500
Management fees	30,000	37,500
Professional fees	1,500	6,750
Travel	3,900	39,921
	64,861	426,626

Sustainable Projects Group Inc.	Form 10-K	Page F-24

17. Related party transactions

During the period ended December 31, 2020, the Company incurred management fees from a director totaling an aggregate of $74,500, including $30,000 from discontinued operations. (December 31, 2019 - $127,500). As at December 31, 2020, $18,250 was owing to a director for management fees and small out of pocket costs. During the period ended December 31, 2020, the Company incurred management fees from an officer totaling $30,000 (December 31, 2019 - $58,269). As at December 31, 2020, $12,766 was owing to an officer for salaries. Finally, as at December 31, 2020, the Company owed $20,825 (December 31, 2019 - $16,123) to a company controlled by officers for various operating expenses paid for by that company.

During the period ended December 31, 2020, the Company incurred $Nil to a company with a director and officer in common for website/app maintenance (December 31, 2019 - $9,500), and owe $20,825 for office expenses (December 31, 2019 - $19,403)

During the period ending December 31, 2020, the Company owes $3,222 (December 31, 2019 - $1,467) for interest to a shareholder of the Company for a note payable with a principal amount of $50,000. The loan bears an annual interest rate of 3.5% and is due on or before April 15, 2022 (see Note 10).

During the period ending December 31, 2020, the Company owes $884 (December 31, 2019 - $283) for interest to a relative of the CEO for a convertible note payable with a principal amount of $20,000. The loan bears an annual interest rate of 3.0% and is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. (see Note 10). On May 10, 2021, the Company entered into an agreement and agreed to issue 640,000 common shares at $0.033 per share to redeem a convertible note payable with a principal amount of $20,000 plus accrued interest and fees valued at $21,098.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-25

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

Cormo USA Inc.

The Company entered into a letter of intent with Cormo AG on October 25, 2018 to form a joint venture agreement for the Company to provide business development, market research, sourcing, distribution and overall operations of Cormo AG’s exclusive unrestricted use of its patents and licenses in North America. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. On February 25, 2019 the joint venture shareholders’ agreement was finalized with a group of investors whereby the Company holds 35% interest, Cormo AG holds 35% interest, Paul Meier holds 2.5% interest, Stefan Muehlbauer holds 2.5% interest, and other investors hold an aggregate of 25% interest. The other investors contributed an aggregate of $400,000 to the joint venture. The operating results of Cormo USA Inc. have been incorporated in the prior consolidated financial statements of the Company. At June 30, 2020 the operating results of Cormo USA Inc. have been deconsolidated as the Cormo license was recognized as impaired. The non-controlling interest that were not attributable to the Company have been reported separately.

18. Income Taxes

The following income tax do not include amounts from the joint ventures as the Company does not file consolidated income tax returns. Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the year ended December 31, 2020 and 2019 for the Company is as follows:

	Dec 31, 2020	Dec 31, 2019

Net loss for the year	$(499,713)	$(155,660)

Statutory and effective tax rate	21%	21%
Income tax recovery at the effective rate	(104,940)	(32,689)
Permanent differences	(11,409)	-
Tax benefit deferred	116,349	32,689

Income tax recovery	$-	$-

The Company has accumulated net operating losses for income taxes purposes of $1,807,175 of which $625,796 will expire beginning in 2032 and the balance of $1,181,379 is indefinite. The components of the net deferred tax asset at December 31, 2020 and December 31, 2019 and the statutory tax rate and the effective tax rate, and the amount of the valuation respectively, are scheduled below:

	Dec 31, 2020	Dec 31, 2019

Tax losses carried forward	$1,967,684	$1,413,644

Statutory and effective tax rate	21%	21%
Deferred tax assets	413,214	296,865
Valuation allowance	(413,214)	(296,685)

Net deferred asset	$-	$-

Sustainable Projects Group Inc.	Form 10-K	Page F-26

The change in the valuation allowance for the period ended December 31, 2020 was $116,349. The change in valuation for year ended December 31, 2019 was $32,688.

The Company file income tax returns in the United States of America and in the State of Nevada. The Company maintains its office in the State of Florida and is subject to state tax returns as well. At December 31, 2020, the Company is current with all its filings.

19. Correction of previously issued financial statements

For the year ended December 31, 2019, there was a mathematical error in allocating the net loss between the Company and non-controlling interest. An adjustment of $247,681 was required to reduce the amount allocated to the non-controlling interests and increase the loss allocated to shareholders. The following adjustments were made to the previously issued financial statements as at December 31 2019 and for the year ended December 31, 2019:

	Previously Stated	Adjustment	Restated
	$	$	$
Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity

Accumulated deficit	(2,632,115)	(247,681)	(2,879,796)
Non-controlling interest	735,760	247,681	983,441

Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statement of Stockholders’ Equity

Net loss allocated to non-controlling interest	(551,779)	247,681	(304,098)
Net loss allocated to shareholders	(523,744)	(247,681)	(771,425)

20. Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations. Due to related parties and due to directors have both been classified as due to related parties.

21. Subsequent Events

On May 10, 2021, the Company agreed to issue 640,000 common shares at $0.033 per share to a relative of the CEO to redeem a convertible note payable with a principal amount of $20,000 plus accrued interest and fees valued at $21,098.

Pursuant to an agreement entered into by the Company with a consultant on May 10,, 2021, the Company agreed to issue 300,000 common shares at $0.035 per share for services valued at $10,500. Those shares have not yet been issued.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on September 4, 2009, there were no disagreements with the Company’s principal accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304 of Regulation S-K that occurred within the Company’s two most recent fiscal years and the subsequent interim periods. The Company’s Independent Registered Public Accounting Firm since May 4, 2018 has been Fruci & Associates II, PLLC, Certified Public Accountants of Spokane, Washington whom audited the Company’s May 31, 2018 year end, December 31, 2018 year end and December 31, 2019 year end. The company’s Independent Registered Public Accounting Firm Since August 17, 2021 has been K.R. Margetson Ltd of Vancouver, Canada whom audited the company’s December 31, 2020 year end.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Sustainable Projects Group Inc.	Form 10-K	Page 11

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2020 and December 31, 2019 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2020 SPGX’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Sustainable Projects Group Inc.	Form 10-K	Page 12

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

Changes in Internal Controls

On May 2, 2018 Winzenried resigned as Chief Executive Officer of the Company, and Stefan Muehlbauer was appointed by the board of directors as the new Chief Executive Officer. Also, on July 31, 2018 Christian Winzenried resigned as Chief Financial Officer, and Stefan Muehlbauer was appointed by the board of directors as the new Chief Financial Officer.

On May 3, 2020 Lilibeth Fani-Grunder resigned from the board of directors of the company. On September 9, 2020 Philip Grothe has resigned from the board of directors from the company.

There have been no other changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Identify Significant Employees

The Company has two significant employees. The Company relies upon the services and time of its key management. Stefan Muehlbauer, CEO and CFO, has devoted and will continue to devote approximately 40 hours per week to the Company’s business. Tiffany Muehlbauer, COO, has devoted and will continue to devote approximately 40 hours per week to the Company’s business.

(c) Family Relationships

There is no family relationship among the directors or officers of the Company, with the exception of Tiffany Muehlbauer, who is the spouse of Stefan Muehlbauer.

(d) Involvement in Certain Legal Proceedings

During the past 10 years, no director, officer, or promoter of the Company has been:

●	a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

Sustainable Projects Group Inc.	Form 10-K	Page 14

●	convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

●	any Federal or State securities or commodities law or regulation; or

●	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

●	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Sustainable Projects Group Inc.	Form 10-K	Page 15

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

As of December 31, 2020, the Company did not have a written audit committee charter or similar document.

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

Sustainable Projects Group Inc.	Form 10-K	Page 16

Item 11. Executive Compensation.

Please see the table below:

Summary compensation table

Name and principal position (a)	Year (b)		Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Stefan Muehlbauer CEO	2019	(2)	127,500	nil	nil	nil	nil	nil	nil	127,500
May 2018 - present CFO	2020	(1)	75,000	nil	nil	nil	nil	nil	nil	75,000
July 2018 - present

Tiffany Muehlbauer COO	2019		58,269	nil	nil	nil	nil	nil	nil	58,269
Oct 2018 - present	2020		30,000	nil	nil	nil	nil	nil	nil	30,000

Christian Winzenried	2019		nil	nil	nil	nil	nil	nil	nil	nil
President and CEO	2020		nil	nil	nil	nil	nil	nil	nil	nil
Feb 2017 - May 2018

Dr. Philip Grothe	2019		nil	nil	nil	nil	nil	nil	nil	nil
President and CEO	2020		nil	nil	nil	nil	nil	nil	nil	nil
Jan 2017 - Feb 2017

(1) Mr. Muehlbauer received $45,000 from Sustainable Projects Inc. and $30,000 from Cormo USA

(2) Mr. Muehlbauer received $90,000 from Sustainable Projects Group Inc. and $37,500 from Cormo USA Inc.

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

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Paul Meier Steinlerstrasse 18, Wangi, 9545 Switzerland	1,508,152	19.4%
common stock	Stefan Muehlbauer 2316 Pine Ridge Rd #383, Naples, Florida, 34109	1,000,000	12.9%
common stock	Kurt Muehlbauer 2316 Pine Ridge Rd #383, Naples, Florida, 34109	500,000	6.5%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 7,734,246 common shares issued and outstanding as of December 31, 2020.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Stefan Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	1,000,000	12.9%
common stock	Tiffany Muehlbauer 2316 Pine Ridge Rd #383, Naples, Florida, 34109	nil	nil
common stock	Directors and Executive Officers (as a group)	1,000,000	12.9%

[1] Based on 7,734,246 common shares issued and outstanding as of December 31, 2020.

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

Sustainable Projects Group Inc.	Form 10-K	Page 18

(c) Changes in Control

Management is not aware of any arrangement that may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

During the period December 31, 2020, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, with the exception of the following:

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

Sustainable Projects Group Inc.	Form 10-K	Page 19

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

(5) Global Gaming Media Inc.

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder (Christopher Grunder), and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company determined that an impairment of $168,000 was required which approximate its market value. As of June 2020 this asset has been impaired fully.

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

(c) Director independence

The Company’s board of directors currently consists of Stefan Muehlbauer. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, the Company’s board of directors has adopted the definition of “independent director” as set forth in Rule 4200(a)(15) of the NASDAQ Manual. In summary, an “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from the Company in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years. Also, the ownership of the Company’s stock will not preclude a director from being independent.

In applying this definition, the Company’s board of directors has determined that Dr. Grothe and Ms. Fani Grunder each qualify as an “independent director” pursuant to the same rule.

As of the date of the report, the Company did not maintain a separately designated compensation or nominating committee.

Sustainable Projects Group Inc.	Form 10-K	Page 20

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

2020 - $19,000

2019 - $37,250

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2019 - $nil

2020 - $nil

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2019 - $nil

2020 - $nil

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2019 - $nil

2020 - $nil

(5) The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Sustainable Projects Group Inc.	Form 10-K	Page 21

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

Sustainable projects Group Inc.

By:	/s/ Stefan Muehlbauer
Name:	Stefan Muehlbauer
Title:	Director, President & CEO
Dated:	December 13, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Sustainable Projects Group Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Stefan Muehlbauer	President, Chief Executive Officer, Principal Executive Officer	December 13, 2021
Stefan Muehlbauer	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Corporate Secretary, and Chief Communications Officer Member of the Board of Directors

Sustainable Projects Group Inc.	Form 10-K	Page 24