Form 10-Q
period 2021-03-31
Sustainable Projects Group Inc.
filed 2022-01-18
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	March 31, 2021

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road 383, Naples Florida	34102
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 12, 2022
common stock - $0.0001 par value	8,085,877

part I – financial information

SUSTAINABLE PROJECTS GROUP INC.

Condensed Consolidated Unaudited Interim Financial Statements

For the nine months ended March 31, 2021 and 2020

(Stated in US Dollars)

Form 10-Q	Sustainable Projects Group Inc.	F-1

SUSTAINABLE PROJECTS GROUP INC.

For the three Months Ended march 31, 2021 and 2020

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	March 31,	December 31
	2021	2020
As at
ASSETS
Current Assets:
Cash and cash equivalents	$2,429	$1,265
Inventory – Note 4	60,439	64,997
Prepaid expenses and deposits	6,950	8,622
	69,818	74,884

Office Equipment	4,057	4,873
Intangible assets – Note 5, 8	111,968	118,718
Goodwill – Note 8	156,752	156,752

TOTAL ASSETS	$342,595	$355,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 6	$142,933	$137,880
Amount due to related parties – Note 12	53,041	51,841
Amount due to shareholders – Note 12	36,332	36,332
Interest payable – Note 7, 12	4,686	4,106
TOTAL CURRENT LIABILITIES	236,992	230,159

NON-CURRENT LIABILITIES
Notes payable, related party – Note 7, 12	50,000	50,000
Convertible note payable, related party – Note 7, 12	20,000	20,000
TOTAL NON-CURRENT LIABILITIES	70,000	70,000

TOTAL LIABILITIES	306,992	300,159

STOCKHOLDERS’ EQUITY
Common Stock – Note 10
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 7,785,877 (Dec 31, 2020 – 7,785,877)	778	778
Additional Paid in Capital	3,080,627	3,080,627
Accumulated Deficit	(3,118,294)	(3,100,629)
Non-controlling interest - Note 11	72,492	74,292
TOTAL STOCKHOLDERS’ EQUITY	35,603	55,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$342,595	$355,227

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2021	March 31, 2020

Revenues
Gross Revenues	$2,133	$-
Cost of Goods Sold	(2,815)	-
Gross Margin	(682)	-

Operating Expenses
Administrative and other operating expenses	5,405	25,590
Advertising and Promotion	1,157	-
Depreciation	7,566	33,760
Consulting fees	-	20,000
Management fees	-	45,000
Professional fees	4,076	10,250
Rent	-	14,183
Salaries and wages	-	18,285
Travel	-	3,900
Amortized right of use assets	-	16,312
	18,204	187,280

Operating income/loss before interest expense	(18,886)	(187,280)
Interest expense	(579)	(586)

Net loss and comprehensive loss	(19,465)	(187,866)
Net loss attributed to non-controlling interest	1,800	32,331

Net loss and comprehensive loss attributed to stockholders	$(17,665)	$(155,535)
Loss per share of common stock
-Basic and diluted	$(0.002)	$(0.020)
Weighted average no. of shares of common stock
-Basic and diluted	7,785,877	7,648,113

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021 and 2020

		Par Value	Additional		Non-
	Common	at $0.0001	Paid-in	Accumulated	Controlling
For March 31, 2021	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2020	7,785,877	$778	$3,080,627	$(3,100,629)	$74,292	$55,068
Net loss and comprehensive loss	-	-	-	(17,665)	(1,800)	(19,465)

Balance, March 31, 2021	7,785,877	$778	$3,080,627	$(3,118,294)	$72,492	$35,603

		Par Value	Additional		Non-
	Common	at $0.0001	Paid-in	Accumulated	Controlling
For March 31, 2020	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019 (restated)	7,648,113	$765	$2,747,138	$(2,879,796)	$983,441	$851,548
Net loss and comprehensive loss	-	-	-	(155,535)	(32,331)	(187,866)

Balance, March 31, 2020	7,648,113	$765	$2,747,138	$(3,035,331)	$951,110	$663,682

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-5

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	For the three	For the three
	months ended	months ended
	March 31, 2021	March 31, 2020
Cash Flows from operating activities:
Net loss and comprehensive loss	$(19,465)	$(187,866)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	7,566	33,760
Lease interest	-	575
Amortization of ROU asset - Vehicle	-	2,840
Amortization of ROU asset - Office lease	-	13,472
Changes in current assets and liabilities
Prepaid expenses	1,672	(2,435)
Inventory	4,558	-
Interest payable	580	586
Accounts payable and accrued expenses	6,053	(4,479)
Amount due to related parties	1,200	29,500
Payment of lease liability	-	(14,053)
Net cash provided by (used in) operating activities	$1,164	$4,173

Cash Flows from investing activities:
Acquisition of Assets	-	-
Proceeds from sale of assets	-	-
Proceeds from disposal of shares	-	-
Net Cash used in investing activities	$-	$-

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	-
Proceeds from convertible notes payable	-	-
Proceeds from notes payable	-	-
Non-controlling interest	-	-
Net Cash generated from financing activities	$-	$-

Net (decrease) increase in cash and cash equivalents	1,164	4,173
Cash and cash equivalents at beginning of period	1,265	68,992
Cash and cash equivalents at end of period	$2,429	$73,165

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-6

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

March 31, 2021

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

The Company’s year end is December 31.

2. Going Concern

These condensed consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP”, which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $3,118,294 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $2,429 cash on hand as at March 31, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Form 10-Q	Sustainable Projects Group Inc.	F-7

3. Summary of principal accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2020 annual financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ended December 31, 2021.

The accompanying condensed consolidated unaudited interim financial statements include the accounts of the Company, it’s wholly subsidiary YER Brands Inc., and its joint venture, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) The Company controls 55% of Hero Wellness Systems Inc. Pursuant to Accounting Standards Codification Topic 810, the joint venture company is considered as a variable interest entity that requires the Company to consolidate its account. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint venture have been included in the Company’s consolidated financial statements and the non-controlling interest that were not attributable to the Company have been reported separately. At June 30, 2020, the Company’s other joint venture, Cormo USA Inc.’s assets were impaired and the Company impaired its investment and eliminated that company’s accounts from the condensed consolidated financial statements. Financial statements for the three month period ending March 31, 2020 include the results of Cormo USA inc.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the December 31, 2020 annual report.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operations consist of Hero Wellness Systems, YER Brands and Sustainable Projects Group. The segment for Cormo USA has been extinguished at June 30, 2020. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the gross sales and miscellaneous income. As at March 31, 2021, revenues were reported from YER Brands and Hero Wellness Systems.

Form 10-Q	Sustainable Projects Group Inc.	F-8

	For the three	For the three	For the twelve
	months ended	Months ended	months ended
	March 31, 2021	March 31, 2020	December 31 2020

Sales
Sustainable Projects Group	$-	$-	$-
YER Brands	233	-	4,069
Hero Wellness Systems	1,900	-	500
Total Sales	$2,133	$-	$4,569

Total Assets
Sustainable Projects Group	$9,215	285,158	$10,049
YER Brands	276,705	-	284,973
Cormo USA	-	651,452	-
Hero Wellness Systems	56,675	62,958	60,205
Total Assets	$342,595	$999,568	$355,227

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

Form 10-Q	Sustainable Projects Group Inc.	F-9

4. Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. At March 31, 2021, inventory consists of following:

	Mar 31, 2021	Dec 31, 2020

Hero Wellness Systems	$56,500	$59,972
YER Brands	3,939	5,025
Total	$60,439	$64,997

5. Intangible Assets

YER Brands, the Company’s wholly owned subsidiary acquired intellectual properties.

The Company entered into an asset purchase with Soy Yer Dough to acquire intellectual property and trademarks. The following assets were identified as intangible assets with finite useful lives and are amortized on a straight-line basis over their useful lives of five years. Amortization commences when the assets are available for use. Intellectual properties consist of production process, know-how, product recipe, marketing, and branding.

	Cost	Depreciation	Net
Intellectual properties	$135,000	$23,625	$111,375
Trademark	593	-	593
Balance at March 31, 2021	$135,593	$23,625	$111,968

Amortization for over the next 5 years will be as follows:

Year ended December 31
2021	$20,250
2022	$27,000
2023	$27,000
2024	$27,000
2025	$10,125
Total	$111,375

Goodwill:

Goodwill has been recorded on the Soy Yer Dough purchase (Note 8) as the amount of the investment was greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. The goodwill recorded was $156,752. A recap of the assets purchased from Soy Yer Dough is as follows:

Purchase Price	$300,002

Allocated to - License	135,000
Equipment	5,000
Inventory	3,250
Identifiable net assets	143,250
Allocated to Goodwill	$156,752

Form 10-Q	Sustainable Projects Group Inc.	F-10

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2021 are summarized as follows:

	Mar 31, 2021	Dec 31, 2020

Audit fees	$20,750	$11,000
Accounting fees	13,000	31,250
Legal fees	23,040	23,040
Accrued office expenses	86,143	72,590

Total	$142,933	$137,880

7. Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. At March 31, 2021, there was $3,653 in accrued interest (December 31, 2020 - $3,222) (see Note 13).

On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. At March 31, 2021, there was $1,032 in accrued interest (December 31, 2020 - $884) (See Note 13).

8. Asset Purchase

On May 8th, the Company purchased all marketing rights, production know-how and limited existing inventory and equipment (the “Assets”) in order to produce and market Soy-yer Dough, a gluten free modeling clay. As part of the agreement, the Company issued 105,264 common shares to Sawyer & Samantha Sparks for meeting certain milestones. At that time, the shares were trading at $2.85 per share, valuing the purchase at $300,002. (See Note 5)

9. Agreements

On May 1, 2020, the Company’s joint venture Cormo USA Inc. entered into a commercial lease of approximately 100,000 square feet of building space for one year with an option to renew. The monthly rent was $12,500.

Form 10-Q	Sustainable Projects Group Inc.	F-11

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

At June 30, 2020 the operating results of Cormo USA Inc. were de-consolidated as the Cormo license was recognized as impaired.

10. Common stock

During the three months ended March 31, 2021, there were no issuance of shares.

During the twelve months ended December 31, 2020, the Company issued the following shares:

a)	32,500 shares of common stock for services rendered by a consultant at $1.80 per share valued at $58,500; and
b)	105,264 shares of common stock for the acquisition of assets from Soy-Yer Dough at $2.85 per share valued at $300,002.

11. Equity in joint venture, Non-controlling interest

The Company was involved in two joint venture businesses and has a majority control of both Hero Wellness Systems Inc. and Cormo USA Inc. Pursuant to Accounting Standards Codification Topic 810, both of these companies were considered variable interest entities that requires the Company to consolidate those entities. It runs the day to day operations, makes all managerial decisions and has the voting power over these entities. The Company will provide and help in the financial support of these ventures, on an as needed basis. At June 30, 2020, the Cormo license was recognized as impaired and the operating results of Cormo USA Inc. have been de-consolidated from the Company’s consolidated financial statements. The Company is only involved in Hero Wellness Systems Inc. from that point on.

Form 10-Q	Sustainable Projects Group Inc.	F-12

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 13). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to March 31, 2021 and December 31, 2020 with intercompany transactions eliminated:

	Mar 31, 2021	Dec 31, 2020
Assets	$56,675	$60,205
Liabilities	(2,678)	(3,611)
Net Assets	$53,997	$56,594

Revenues	$1,900	$500
Expenses	(5,900)	(12,760)
Net Income	$(4,000)	$(12,260)

Company’s joint venture interest portion on net income	$(2,200)	$(6,743)

Non-controlling joint venture interest on net income	$(1,800)	$(5,517)

Company’s Capital contribution to joint venture	$286,825	$286,825

Company’s joint venture interest portion in net assets	$29,698	$31,127

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	$156,450	$156,450
Reduced by losses to date
Prior years	(82,158)	(76,641)
Current period	(1,800)	(5,517)
Net non-controlling interest portion in equity, adjusted for losses to date	$72,492	$74,292

12. Related party transactions

During the period ended March 31, 2021, the Company incurred management fees from a director totaling an aggregate of $Nil (March 31, 2020 - $45,000). At March 31, 2021, $18,250 was owing to a director for management fees. During the period ended March 31, 2021, the Company incurred management fees from an officer totaling $Nil (March 31, 2020 - $15,000). At March 31, 2021, $12,766 was owing to an officer for salaries.

At March 31, 2021, the Company owed $36,332 to shareholders for expenses paid on behalf of the Company and consulting fees (December 31, 2020 - $36,332).

Form 10-Q	Sustainable Projects Group Inc.	F-13

During the period ended March 31, 2021, the Company incurred $19,796 for office expenses (March 31, 2020 - $19,301).

During the period ending March 31, 2021, the Company owed $3,653 (December 31, 2020 - $3,222) for interest to a shareholder of the Company for a note payable with a principal amount of $50,000. The loan bears an annual interest rate of 3.5% and is due on or before April 15, 2022 (see Note 10).

During the period ending March 31, 2021, the Company owed $1,032 (December 31, 2020 - $884) for interest to a relative of the CEO for a convertible note payable with a principal amount of $20,000. The loan bears an annual interest rate of 3.0% and is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. (see Note 10). On May 10, 2021, the Company entered into an agreement and agreed to issue 640,000 common shares at $0.035 per share to redeem a convertible note payable with a principal amount of $20,000 plus accrued interest and fees valued at $21,098.

Transactions in Joint Ventures

Hero Wellness Systems Inc.

On September 29, 2018, the Company entered into a joint venture agreement with Vitalizer Americas Inc. with its principal purpose to import, sale and distribute certain products offered by Vitalizer International AG of Switzerland. In April 2019, Vitalizer Americas Inc.’s name was changed to Hero Wellness Systems Inc. as it was no longer dealing with Vitalizer International AG. The Company holds 55% interest, Christopher Grunder of Workplan Holding Inc. holds 15% interest and Kurt Muehlbauer holds 15% interest. Hero Wellness Systems is in the business of providing luxury massage therapy solutions. Pursuant to Accounting Standards Codification Topic 810, this company is considered a variable interest entity and its operating results have been incorporated in the consolidated financial statements of the Company. The non-controlling interest that were not attributable to the Company have been reported separately

Cormo USA Inc.

The Company entered into a letter of intent with Cormo AG on October 25, 2018 to form a joint venture agreement for the Company to provide business development, market research, sourcing, distribution and overall operations of Cormo AG’s exclusive unrestricted use of its patents and licenses in North America. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. On February 25, 2019 the joint venture shareholders’ agreement was finalized with a group of investors whereby the Company holds 35% interest, Cormo AG holds 35% interest, Paul Meier holds 2.5% interest, Stefan Muehlbauer holds 2.5% interest, and other investors hold an aggregate of 25% interest. The other investors contributed an aggregate of $400,000 to the joint venture. Pursuant to Accounting Standards Codification Topic 810, this company was considered a variable interest entity and its operating results were incorporated in the consolidated financial statements of the Company. The non-controlling interest that were not attributable to the Company have been reported separately. However, at June 30, 2020 the Cormo license was recognized as impaired and the assets, liabilities and non-controlling interest of Cormo that were consolidated on the balance sheet were eliminated..

13. Subsequent Events

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

Form 10-Q	Sustainable Projects Group Inc.	F-14

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

Overview

The following discussion of the Company’s financial condition, changes in financial condition and results of operations for the three months ended March 31, 2021 should be read in conjunction with the Company’s unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2021.

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

Hero Wellness Systems Inc. is dependent upon a functioning supply chain, as it sources finished products from its suppliers in China. Hero Wellness sees this as a risk-factor and is looking for alternative suppliers at this time. Thus far, the supplier has never experienced inventory shortfall, however increased logistics rates pose a risk to increased cost of goods sold. Additionally, due to its targeting retail customers through internet sales, as well as key account management to gain corporate customers, Hero Wellness is not dependent on singular customers. However, the company’s products are considered luxury lifestyle products and thus are dependent on healthy consumer spending behavior. Slowdowns in consumer confidence could have a negative impact on purchasing behavior of these types of products across the economy. Additionally, the year 2021 has seen significant price erosion in the luxury massage chair segment, with several generic Chinese competitive products entering the market. This led to significant price pressures in this segment.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 3

2.	YER Brands Inc.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 4

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	For the three	For the three
	months ended	months ended
	March 31, 2021	March 31, 2020

Revenues
Gross Revenues	$2,133	$–
Cost of Goods Sold	(2,815)	–
Gross Margin	(682)	–

Operating Expenses
Administrative and other operating expenses	5,405	25,590
Advertising and Promotion	1,157	–
Depreciation	7,566	33,760
Consulting fees	–	20,000
Management fees	–	45,000
Professional fees	4,076	10,250
Rent	–	14,183
Salaries and wages	–	18,285
Travel	–	3,900
Amortized right of use assets	–	16.312
	18,204	187,280

Operating income/loss before interest expense	(18,886)	(187,280)
Interest expense	(579)	(586)

Net loss and comprehensive loss	(19,465)	(187,866)
Net loss attributed to non-controlling interest	1,800	32,331

Net loss and comprehensive loss attributed to stockholders	$(17,665)	$(155,535)

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $7,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $90,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $30,000 in complying with Company’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

Form 10-Q	Sustainable Projects Group Inc.	Page 5

As at March 31, 2021, the Company had cash of $2,429 and total liabilities of $306,992. During the 12 month period following the date of this report, management anticipates that the Company will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the Company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Three Month Period Ended March 31, 2021

At March 31, 2021, the Company had a cash balance of $2,429 and a working capital deficit of $167,174, compared to a cash balance of $1,265 for the period ended March 31, 2020.

The notes to the Company’s financial statements as of March 31, 2021, disclose its uncertain ability to continue as a going concern. The Company has accumulated a deficit of $3,118,294 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $2,429 cash on hand as at March 31, 2021. Cash provided by operations was $1,164 for the three month period ended March 31, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the three month period ended March 31, 2021 was net cash provided in operations $1,164, which was primarily due to the decrease of our operating activities and sale of some inventory.

Net Cash Flows From Investing Activities.

There was no cash flow used in investing activities during the three month period ended March 31, 2021. .

Net Cash Flows From Financing Activities.

There was not cash flow generated from financing activities during the three month ended March 31, 2021.

Form 10-Q	Sustainable Projects Group Inc.	Page 6

Operations Results for the Three Month Period Ended March 31, 2021

Net Loss. During the three month period ended March 31, 2021, the Company had a net loss of $19,465, of which included an allocation of $1,800 attributed to non-controlling interest, leaving a net loss of $17,665. The loss consisted generally from consulting fees and other operating expenses such as administrative fees, depreciation, and professional fees, compared to the same time period for the prior fiscal period, when the Company had a net loss of $187,866, which was primarily due to professional fees, management fees, consulting fees, administrative and other operating expenses. These costs during the three month period ended March 31, 2021 was primarily attributable to maintaining our operations.

Revenue. During the three month period ended March 31, 2021, the Company had revenues of $2,133 compared to $Nil from the same period in the prior year. The slower than expected revenue increase was primarily due to our shortage of staff and continued impact of the unprecedented Covid-19 crisis, which had significant impact on consulting opportunities.

Operating Expenses. The Company’s operating expenses during the three month period ended March 31, 2021 were $18,204 as compared to the same time period for the prior fiscal period of $187,280. Given the unprecedented impact of the Covid-19 crisis and underlying uncertainty of financing and business expansion opportunities, management implemented a stringent cost cutting program which led to the significantly lower cost base for the company. The costs during the three-month period ended March 31, 2020 included $44,989 from the operation of Cormo. USA Inc.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $3,118,294 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $2,429 cash on hand as at March 31, 2021. Cash provided by operations was $1,164 for the three month period ended March 31, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for The Company on acceptable terms, if at all.

Form 10-Q	Sustainable Projects Group Inc.	Page 7

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

Form 10-Q	Sustainable Projects Group Inc.	Page 8

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, the Company failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended March 31, 2021. As a result, the Company’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of the Company’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect internal control over financial reporting.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 9

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

During the three months ended March 31, 2021, there was no issuance of shares.

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

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

Form 10-Q	Sustainable Projects Group Inc.	Page 10

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed
10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed
10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended March 31, 2021, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Sustainable Projects Group Inc.

Dated: January 18, 2022	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q	Sustainable Projects Group Inc.	Page 12