Form 10-Q
period 2021-06-30
Sustainable Projects Group Inc.
filed 2022-02-03
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	June 30, 2021

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road 383, Naples Florida	34102
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 1, 2022
common stock - $0.0001 par value	8,085,877

part I – financial information

SUSTAINABLE PROJECTS GROUP INC.

For the six Months Ended jun 30, 2021 and 2020

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-1

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	June 30,	December 31
	2021	2020
As at
ASSETS
Current Assets:
Cash and cash equivalents	$1,697	$1,265
Inventory – Note 4	60,439	64,997
Prepaid expenses and deposits	6,351	8,622
	68,487	74,884

Office Equipment	3,241	4,873
Intangible assets – Note 5, 8	105,218	118,718
Goodwill – Note 8	156,752	156,752

TOTAL ASSETS	$333,698	$355,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 6	$147,473	$137,880
Amount due to related parties – Note 11	53,041	51,841
Amount due to shareholders – Note 11	36,332	36,332
Interest payable – Note 7, 11	4,090	4,106
TOTAL CURRENT LIABILITIES	240,936	230,159

NON-CURRENT LIABILITIES
Notes payable, related party – Note 7, 11	50,000	50,000
Convertible note payable, related party – Note 7, 11	-	20,000
TOTAL NON-CURRENT LIABILITIES	50,000	70,000

TOTAL LIABILITIES	290,936	300,159

STOCKHOLDERS’ EQUITY
Common Stock – Note 9
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 7,785,877 (Dec 31, 2020 – 7,785,877)	778	778
Additional Paid in Capital	3,080,627	3,080,627
Shares to be issued	31,598	-
Accumulated Deficit	(3,142,482)	(3,100,629)
Non-controlling interest - Note 10	72,241	74,292
TOTAL STOCKHOLDERS’ EQUITY	42,762	55,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$333,698	$355,227

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	Jun 30 2021	Jun 30 2020	Jun 30 2021	Jun 30 2020

Revenues
Gross Revenues	$-	$2,893	$2,133	$2,893
Cost of Goods Sold	(36)	(704)	(2,851)	(704)
Gross Margin	(36)	2,189	(718)	2,189

Operating Expenses
Administrative and other operating expenses	2,835	36,112	8,239	61,702
Advertising and Promotion	-	5,775	1,157	5,775
Depreciation	7,566	16,897	15,132	50,657
Consulting fees	-	28,995	-	48,995
Management fees	-	29,500	-	74,500
Professional fees	13,500	8,000	17,576	18,250
Rent	-	10,809	-	24,992
Salaries and wages	-	22,674	-	40,959
Travel	-	1,022	-	4,922
Amortized right of use assets	-	11,349	-	27,661
Loss on disposal of asset	-	771,216	-	771,216
Gain on de-consolidation	-	(466,980)	-	(466,980)
	23,901	476,073	42,104	662,649

Operating income/loss before interest expense	(23,937)	(473,180)	(42,822)	(660,460)
Interest expense	(502)	(586)	(1,082)	(1,172)

Net loss and comprehensive loss	(24,439)	(473,766)	(43,904)	(661,632)
Loss attributed to disposition of non-controlling interest	-	422,218	-	451,660
Net loss attributed to non-controlling interest	251	1,343	2,051	4,232

Net loss and comprehensive loss attributed to stockholders	$(24,188)	$(50,205)	$(41,853)	$(205,740)
Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.006)	$(0.005)	$(0.027)
Weighted average no. of shares of common stock
-Basic and diluted	7,785,877	7,729,421	7,785,877	7,688,767

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2021 and 2020

		Par Value	Additional			Non-
	Common	at $0.0001	Paid-in	Shares to	Accumulated	Controlling
For June 30, 2021	Shares	Amount	Capital	be issued	Deficit	Interests	Total

Balance, December 31, 2020	7,785,877	$778	$3,080,627	$-	$(3,100,629)	$74,292	$55,068
Net loss and comprehensive loss	-	-	-		(17,665)	(1,800)	(19,465)

Balance, March 31, 2021	7,785,877	$778	$3,080,627	$-	$(3,118,294)	$72,492	$35,603
Shares for debt at $0.033 per share	-			21,098	-	-	21,098
Shares for services at $0.035 per share	-			10,500	-	-	10,500
Net income/loss and comprehensive loss	-	-	-	-	(24,188)	(251)	(24,439)

Balance, June 30, 2021	7,785,877	$778	$3,080,627	$31,598	$(3,142,482)	$72,241	$42,762

		Par Value	Additional		Non-
	Common	at $0.0001	Paid-in	Accumulated	Controlling
For June 30, 2020	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019	7,648,113	$765	$2,747,138	$(2,879,796)	$983,441	$851,548
Net loss and comprehensive loss	-	-	-	(155,535)	(32,331)	(187,866)

Balance, March 31, 2020	7,648,113	$765	$2,747,138	$(3,035,331)	$951,110	$663,682
Shares issued at $0.80	25,000	2	19,998	-	-	20,000
Shares issued at $1.80	7,500	1	13,499	-	-	13,500
Shares issued at $2.85	105,264	10	299,992	-	-	300,002
Non-controlling interests	-	-	-	-	(451,972)	(451,972)
Net loss and comprehensive loss	-	-	-	(50,205)	(423,561)	(473,766)

Balance, June 30, 2020	7,785,877	$778	$3,080,627	$(3,085,536)	$75,577	$71,446

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	For the six	For the six
	months ended	months ended
	June 30, 2021	June 30, 2020
Cash Flows from operating activities:
Net loss and comprehensive loss	$(43,904)	$(661,632)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	15,132	50,657
Lease interest	-	892
Amortization of ROU asset - Vehicle	-	5,207
Amortization of ROU asset - Office lease	-	22,454
Shares for services	10,500	38,500
Loss on disposition of assets	-	771,216
Gain on de-consolidation	-	(466,980)
Changes in current assets and liabilities
Prepaid expenses	2,271	3,542
Other receivable	-	132,273
Inventory	4,558	(2,085)
Interest payable	1,082	1,172
Accounts payable and accrued expenses	10,793	31,093
Amount due to related parties	-	14,600
Payment of lease liability	-	(23,686)
Net cash provided by (used in) operating activities	$432	$(82,777)

Cash Flows from investing activities:
Acquisition of Assets	-	(3,675)
Proceeds from disposal of assets	-	(593)
Net Cash used in investing activities	$-	$(4,268)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	20,000
Net Cash generated from financing activities	$-	$-

Net (decrease) increase in cash and cash equivalents	432	(67,045)
Cash and cash equivalents at beginning of period	1,265	68,992
Cash and cash equivalents at end of period	$1,697	$1,947

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-5

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

June 30, 2021

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

The Company has accumulated a deficit of $3,142,482 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $1,697 cash on hand as at June 30, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Form 10-Q	Sustainable Projects Group Inc.	F-6

3. Summary of principal accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2020 annual financial statements. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the period ended December 31, 2021.

The accompanying condensed consolidated unaudited interim financial statements include the accounts of the Company, it’s wholly subsidiary YER Brands Inc., and its joint venture, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) The Company controls 55% of Hero Wellness Systems Inc. Pursuant to Accounting Standards Codification Topic 810, the joint venture company is considered as a variable interest entity that requires the Company to consolidate its account. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint venture have been included in the Company’s consolidated financial statements and the non-controlling interest that were not attributable to the Company have been reported separately. At June 30, 2020, the Company’s other joint venture, Cormo USA Inc.’s assets were impaired and the Company impaired its investment and eliminated that company’s accounts from the condensed consolidated financial statements. Operating results for the six months period ended June 30, 2020 include the results of Cormo USA Inc.

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

Form 10-Q	Sustainable Projects Group Inc.	F-7

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operations consist of Hero Wellness Systems, YER Brands and Sustainable Projects Group. The segment for Cormo USA has been extinguished at June 30, 2020. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the gross sales and miscellaneous income. At June 30, 2021, revenues were reported as follows:

	For the six	For the six	For the twelve
	months ended	Months ended	months ended
	Jun 30, 2021	Jun 30, 2020	December 31 2020

Sales
Sustainable Projects Group	$-	$-	$2,000
YER Brands	233	2,893	4,069
Hero Wellness Systems	1,900	-	500
Total Sales	$2,133	$2,893	$6,569

Total Assets
Sustainable Projects Group	$7,340	14,339	$7,715
YER Brands	269,442	304,231	284,974
Hero Wellness Systems	56,616	62,277	60,205
Total Assets	$333,398	$380,847	$352,894

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

4. Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. At Jun 30, 2021, inventory consists of following:

	Jun 30, 2021	Dec 31, 2020

Hero Wellness Systems	$56,500	$59,972
YER Brands	3,939	5,025
Total	$60,439	$64,997

Form 10-Q	Sustainable Projects Group Inc.	F-8

5. Intangible Assets

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

	Cost	Depreciation	Net
Intellectual properties	$135,000	$(30,375)	$104,625
Trademark, patents	593	-	593
	$135,593	$(30,375)	$105,218

Amortization for over the next 5 years will be as follows:

Year ended December 31
2021	$13,500
2022	$27,000
2023	$27,000
2024	$27,000
2025	$10,125
Total	$104,625

Goodwill:

Goodwill has been recorded on the Soy Yer Dough purchase as the amount of the investment was greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. The goodwill recorded was $156,752. A recap of the assets purchased from Soy Yer Dough is as follows:

Purchase Price	$300,002

Allocated to - License	135,000
Equipment	5,000
Inventory	3,250
Identifiable net assets	143,250

Allocated to Goodwill	$156,752

Form 10-Q	Sustainable Projects Group Inc.	F-9

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of Jun 30, 2021 are summarized as follows:

	Jun 30, 2021	Dec 31, 2020

Accrued audit fees	$11,000	$11,000
Accrued accounting fees	37,250	31,250
Accrued legal fees	23,040	23,040
Accrued office expenses	76,183	72,590

Total	$147,473	$137,880

7. Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. At June 30, 2021, there was $4,090 in accrued interest (December 31, 2020 - $3,222) (see Note 13).

On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. On May 10, 2021, the Company agreed to issue 640,000 common shares at $0.033 per share to a relative of the CEO to redeem a convertible note payable with a principal amount of $20,000 plus accrued interest and fees valued at $21,098. At June 30, 2021, the shares have not been issued.

8. Asset Purchase

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

Form 10-Q	Sustainable Projects Group Inc.	F-10

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

At June 30, 2020 the operating results of Cormo USA Inc. have been de-consolidated as the Cormo license was recognized as impaired.

10. Common stock

During the six months ended June 30, 2021, the Company entered into agreements to issue the following shares:

a)	640,000 shares of common stock to redeem a convertible note payable of $20,000 and accrued interest of $1,098 valued at $0.033 per share. At June 30, 2021, the shares have not been issued.
b)	300,000 shares of common stock for consulting services of $10,500 valued at $0.035 per share. At June 30, 2021, the shares have not been issued.

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

Form 10-Q	Sustainable Projects Group Inc.	F-11

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 13). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to June 30, 2021 and December 31, 2020 with intercompany transactions eliminated:

	Jun 30, 2021	Dec 31, 2020
Assets	$56,616	$60,205
Liabilities	(3,178)	(3,611)
Net Assets	$53,439	$56,594

Revenues	$1,900	$500
Expenses	(6,458)	(12,760)
Net Income	$(4,558)	$(12,260)

Company’s joint venture interest portion on net income	$(2,507)	$(6,743)

Non-controlling joint venture interest on net income	$(2,051)	$(5,517)

Company’s Capital contribution to joint venture	$286,825	$286,825

Company’s joint venture interest portion in net assets	$29,698	$31,127

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	$156,450	$156,450
Reduced by losses to date
Prior years	(82,158	(76,641)
Current period	(2,051)	(5,517)
Net non-controlling interest portion in equity	$72,241	$74,292

12. Related party transactions

During the period ended Jun 30, 2021, the Company incurred management fees from a director totaling an aggregate of $Nil (December 31, 2020 $45,000). At Jun 30, 2021, $18,250 was owing to a director for management fees and $1,200 for out of pocket expenses. During the period ended Jun 30, 2021, the Company incurred management fees from an officer totaling $Nil (December 31, 2020 - $30,000). At Jun 30, 2021, $12,766 was owing to an officer for salaries.

Form 10-Q	Sustainable Projects Group Inc.	F-12

At Jun 30, 2021, the Company owed $36,332 to shareholders for expenses paid on behalf of the Company and consulting fees (December 31, 2020 - $36,332).

During the period ended Jun 30, 2021, the Company incurred $Nil to a company with a director and officer in common for website/app maintenance (December 31, 2020 - $Nil), and owed $20,647 for office expenses.

During the period ending Jun 30, 2021, the Company owed $4,090 (December 31, 2020 - $3,222) for interest to a shareholder of the Company for a note payable with a principal amount of $50,000. The loan bears an annual interest rate of 3.5% and is due on or before April 15, 2022 (see Note 10).

During the period ending May 10, 2021, the Company owe $1,098 (December 31, 2020 - $884) for interest to a relative of the CEO for a convertible note payable with a principal amount of $20,000. The loan bears an annual interest rate of 3.0% and is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. On May 10, 2021, the Company entered into an agreement and agreed to issue 640,000 common shares at $0.035 per share to redeem a convertible note payable with a principal amount of $20,000 plus accrued interest and fees valued at $21,098.

Transactions in Joint Ventures

The Company is currently involved in one joint venture business and has a majority control of Hero Wellness Systems Inc. Pursuant to Accounting Standards Codification Topic 810, this company is considered a variable interest entities that requires the Company to consolidate. It runs the day to day operations, makes all managerial decisions and has the voting power over these entities. The Company will provide and help in the financial support of this venture, on an as needed basis. On June 30, 2020, the Company impaired the Cormo license thus extinguished the joint venture with Cormo USA Inc. The Company has de-consolidated the operating results of Cormo USA Inc. from its consolidated financial statements.

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

13. Subsequent Events

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

Form 10-Q	Sustainable Projects Group Inc.	F-13

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

Overview

The following discussion of the Company’s financial condition, changes in financial condition and results of operations for the three months ended June 30, 2021 should be read in conjunction with the Company’s unaudited consolidated interim financial statements and related notes for the three months ended June 30, 2021.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 4

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE, 2021 AND 2020

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	Jun 30 2021	Jun 30 2020	Jun 30 2021	Jun 30 2020

Revenues
Gross Revenues	$-	$2,893	$2,133	$2,893
Cost of Goods Sold	(36)	(704)	(2,851)	(704)
Gross Margin	(36)	2,189	(718)	2,189

Operating Expenses
Administrative and other operating expenses	2,835	36,112	8,239	61,702
Advertising and Promotion	-	5,775	1,157	5,775
Depreciation	7,566	16,897	15,132	50,657
Consulting fees	-	28,995	-	48,995
Management fees	-	29,500	-	74,500
Professional fees	13,500	8,000	17,576	18,250
Rent	-	10,809	-	24,992
Salaries and wages	-	22,674	-	40,959
Travel	-	1,022	-	4,922
Amortized right of use assets	-	11,349	-	27,661
Loss on disposal of asset	-	771,216	-	771,216
Gain on de-consolidation	-	(466,980)	-	(466,980)
	23,901	476,073	42,104	662,649

Operating income/loss before interest expense	(23,937)	(473,180)	(42,822)	(660,460)
Interest expense	(502)	(586)	(1,082)	(1,172)

Net loss and comprehensive loss	(24,439)	(473,766)	(43,904)	(661,632)
Loss attributed to disposition of non-controlling interest	-	422,218	-	451,660
Net loss attributed to non-controlling interest	251	1,343	2,051	4,232

Net loss and comprehensive loss attributed to stockholders	$(24,188)	$(50,205)	$(41,853)	$(205,740)
Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.006)	$(0.005)	$(0.027)
Weighted average no. of shares of common stock
-Basic and diluted	7,785,877	7,729,421	7,785,877	7,688,767

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $7,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $90,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $30,000 in complying with Company’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

Form 10-Q	Sustainable Projects Group Inc.	Page 5

As at June 30, 2021, the Company had cash of $1,697 and total liabilities of $290,936. During the 12 month period following the date of this report, management anticipates that the Company will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the Company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Six Month Period Ended June 30, 2021

At June 30, 2021, the Company had a cash balance of $1,697 and a working capital deficit of $172,449, compared to a cash balance of $1,265 for the period ended December 31, 2020.

The notes to the Company’s financial statements as of June 30, 2021, disclose its uncertain ability to continue as a going concern. The Company has accumulated a deficit of $3,142,482 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $1,697 cash on hand as at June 30, 2021. Cash provided by operations was $432 for the six month period ended June 30, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the six month period ended June 30, 2021 was net cash provided in operations $432, which was primarily due to the decrease of our operating activities and sale of some inventory.

Net Cash Flows From Investing Activities.

There was no cash flow used in investing activities during the three month period ended March 31, 2021. .

Net Cash Flows From Financing Activities.

There was not cash flow generated from financing activities during the three month ended March 31, 2021.

Form 10-Q	Sustainable Projects Group Inc.	Page 6

Operations Results for the Six Month Period Ended June 30, 2021

Net Loss. During the three month period ended June 30, 2021, the Company had a net loss of $24,439, of which included an allocation of $251 attributed to non-controlling interest, leaving a net loss of $24,188. The loss consisted generally from other operating expenses such as administrative fees, depreciation, and professional fees, compared to the same time period for the prior fiscal period, when the Company had a net loss of $50,205, which was primarily due to professional fees, management fees, consulting fees, administrative and other operating expenses. These costs during the six month period ended June 30, 2021 was primarily attributable to maintaining our operations.

Revenue. During the six month period ended June 30, 2021, the Company had revenues of $2,133 compared to $2,893 from the same period in the prior year. The slower than expected revenue increase was primarily due to our shortage of staff and continued impact of the unprecedented Covid-19 crisis, which had significant impact on consulting opportunities.

Operating Expenses. The Company’s operating expenses during the six month period ended June 30, 2021 were $42,104 as compared to the same time period for the prior fiscal period of $660,460. Given the unprecedented impact of the Covid-19 crisis and underlying uncertainty of financing and business expansion opportunities, management implemented a stringent cost cutting program which led to the significantly lower cost base for the company.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $3,142,482 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $1,697 cash on hand as at June 30, 2021. Cash provided by operations was $432 for the six month period ended June 30, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for The Company on acceptable terms, if at all.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30,2021.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, the Company failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended June 30, 2021. As a result, the Company’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of the Company’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect internal control over financial reporting.

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

During the six months ended June 30, 2021, there was no issuance of shares.

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

The Company has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. The Company undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact the Company at 2316 Pine Ridge Road, Suite 383, Naples, Florida, 34102 to request a copy of the Company’s code of ethics. Management believes the Company’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management is currently updating is Code of Ethics and will file an updated Code of Ethics when completed.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to the Company’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

Form 10-Q	Sustainable Projects Group Inc.	Page 10

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended June 30, 2021, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

Sustainable Projects Group Inc.

Dated: February 3, 2022	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q	Sustainable Projects Group Inc.	Page 12