Form 10-Q
period 2021-09-30
Sustainable Projects Group Inc.
filed 2022-02-09
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	September 30, 2021

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.
(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road 383, Naples Florida	34102
(Address of principal executive offices)	(Zip Code)

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

For the nine months ended September 30, 2021 and 2020

(Stated in US Dollars)

Form 10-Q	Sustainable Projects Group Inc.	F-1

SUSTAINABLE PROJECTS GROUP INC.

For the NINE Months Ended SEPTEMBER 30, 2021 and 2020

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	September 30,	December 31
	2021	2020
As at
ASSETS
Current Assets:
Cash and cash equivalents	$74,066	$1,265
Inventory – Note 4	56,967	64,997
Prepaid expenses and deposits	5,422	8,622
	136,455	74,884

Office Equipment	2,767	4,873
Intangible assets – Note 5, 8	98,468	118,718
Goodwill – Note 8	156,752	156,752

TOTAL ASSETS	$394,442	$355,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 6	$125,940	$137,880
Amount due to related parties – Note 12	53,041	51,841
Amount due to shareholders – Note 12	36,332	36,332
Interest payable – Note 7, 12	6,312	4,106
TOTAL CURRENT LIABILITIES	221,625	230,159

NON-CURRENT LIABILITIES
Convertible note payable – Note 7	100,000	-
Notes payable, related party – Note 7, 12	50,000	50,000
Convertible note payable, related party – Note 7, 12	-	20,000
TOTAL NON-CURRENT LIABILITIES	150,000	70,000

TOTAL LIABILITIES	371,625	300,159

STOCKHOLDERS’ EQUITY
Common Stock – Note 10
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 7,785,877 (Dec 31, 2020 – 7,785,877)	778	778

Additional Paid in Capital	3,080,627	3,080,627
Shares to be issued	31,598	-
Accumulated Deficit	(3,161,908)	(3,100,629)
Non-controlling interest - Note 11	71,722	74,292
TOTAL STOCKHOLDERS’ EQUITY	22,817	55,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$394,442	$355,227

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	Sep 30 2021	Sep 30 2020	Sep 30 2021	Sep 30 2020

Revenues
Gross Revenues	$3,220	$2,810	$5,353	$5,703
Cost of Goods Sold	(3,822)	(235)	(6,673)	(4,593)
Gross Margin	(602)	2,575	(1,320)	1,110

Operating Expenses
Administrative and other operating expenses	3,397	20,123	11,637	78,171
Advertising and Promotion	-	(518)	1,157	5,257
Depreciation	7,225	7,565	22,356	58,222
Consulting fees	-	2,500	-	76,495
Management fees	-	-	-	74,500
Professional fees	6,500	3,500	24,076	21,750
Rent	-	-	-	24,992
Salaries and wages	-	461	-	41,420
Travel	-	-	-	4,922
Amortized right of use assets	-	-	-	27,661
Loss on disposal of asset	-	359	-	141,574
Loss on asset impairment	-	-	-	630,001
Gain on de-consolidation	-	-	-	(295,543)
	17,122	33,990	59,226	889,422

Operating income/loss before interest expense	(17,724)	(31,415)	(60,546)	(888,312)
Interest expense	(2,221)	(592)	(3,303)	(1,764)

Net loss and comprehensive loss	(19,945)	(32,007)	(63,849)	(890,076)
Net loss attributed to non-controlling interest	519	2,576	2,570	458,468

Net loss and comprehensive loss attributed to stockholders	$(19,426)	$(29,431)	$(61,279)	$(431,608)
Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.004)	$(0.008)	$(0.056)
Weighted average no. of shares of common stock
-Basic and diluted	7,785,877	7,866,301	7,785,877	7,721,373

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2021 and 2020

For September 30, 2021	Common Shares	Par Value at $0.0001 Amount	Additional Paid-in Capital	Shares to be issued	Accumulated Deficit	Non-Controlling Interests	Total

Balance, December 31, 2020	7,785,877	$778	$3,080,627	$-	$(3,100,629)	$74,292	$55,068
Net loss and comprehensive loss	-	-	-		(17,665)	(1,800)	(19,465)

Balance, March 31, 2021	7,785,877	$778	$3,080,627	$-	$(3,118,294)	$72,492	$35,603
Shares for debt at $0.033 per share	-			21,098	-	-	21,098
Shares for services at $0.035 per share	-			10,500	-	-	10,500
Net income/loss and comprehensive loss	-	-	-	-	(24,188)	(251)	(24,439)

Balance, June 30, 2021	7,785,877	$778	$3,080,627	$31,598	$(3,142,482)	$72,241	$43,512
Net loss and comprehensive loss	-	-	-	-	(19,426)	(519)	(19,945)

Balance, September 30, 2021	7,785,877	$778	$3,080,627	$31,598	$(3,161,908)	$71,722	$22,817

For September 30, 2020	Common Shares	Par Value at $0.0001 Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total

Balance, December 31, 2019	7,648,113	$765	$2,747,138	$(2,879,796)	$983,441	$851,548
Net loss and comprehensive loss	-	-	-	(155,535)	(32,331)	(187,866)

Balance, March 31, 2020	7,648,113	$765	$2,747,138	$(3,035,331)	$951,110	$663,682
Shares issued for services at $0.80	25,000	2	19,998	-	-	20,000
Shares issued for services at $1.80	7,500	1	13,499	-	-	13,500
Shares issued for assets at $2.85	105,264	10	299,992	-	-	300,002
Non-controlling interests	-	-	-	-	(255,735)	(255,735)
Net loss and comprehensive loss	-	-	-	(246,642)	(423,561)	(670,203)

Balance, June 30, 2020	7,785,877	$778	$3,080,627	$(3,281,973)	$271,814	$71,246
Net loss and comprehensive loss	-	-	-	(29,431)	(2,576)	(32,007)

Balance, September 30, 2020	7,785,877	$778	$3,080,627	$(3,311,404)	$269,238	$39,239

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-5

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	months ended	months ended
	September 30, 2021	September 30, 2020
Cash Flows from operating activities:
Net loss and comprehensive loss	$(63,849)	$(890,076)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	22,356	58,222
Lease interest	-	892
Amortization of ROU asset - Vehicle	-	5,207
Amortization of ROU asset - Office lease	-	22,454
Shares for services	10,500	38,500
Loss on disposition of assets	-	141,574
Gain on de-consolidation	-	(295,543)
Impairment on intangible asset	-	630,001
Changes in current assets and liabilities
Cash change from de-consolidation	-	(2,931)
Prepaid expenses	3,200	7,521
Other receivable	-	132,273
Inventory	8,030	786
Interest payable	3,304	1,764
Accounts payable and accrued expenses	(11,940)	72,386
Amount due to related parties	1,200	14,600
Payment of lease liability	-	(23,686)
Net cash provided by (used in) operating activities	$(27,199)	$(86,056)

Cash Flows from investing activities:
Acquisition of Assets	-	(3,675)
Proceeds from sale of asset		3,000
Proceeds from disposal of asset	-	(593)
Net Cash used in investing activities	$-	$(1,268)

Cash Flows from financing activities:
Proceeds from issuance of common stock	-	20,000
Proceeds from convertible notes payable	100,000	-
Net Cash generated from financing activities	$100,000	$20,000

Net (decrease) increase in cash and cash equivalents	72,801	(67,324)
Cash and cash equivalents at beginning of period	1,265	68,992
Cash and cash equivalents at end of period	$74,066	$1,668

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	F-6

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2021

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

The Company has accumulated a deficit of $3,161,908 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $74,066 cash on hand as at September 30, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Form 10-Q	Sustainable Projects Group Inc.	F-7

3. Summary of principal accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2020 annual financial statements. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the year ended December 31, 2021.

The accompanying condensed consolidated unaudited interim financial statements include the accounts of the Company, it’s wholly subsidiary YER Brands Inc., and its joint venture, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) The Company controls 55% of Hero Wellness Systems Inc. Pursuant to Accounting Standards Codification Topic 810, the joint venture company is considered as a variable interest entity that requires the Company to consolidate its account. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint venture have been included in the Company’s consolidated financial statements and the non-controlling interest that were not attributable to the Company have been reported separately. At 30, 2020, the Company’s other joint venture, Cormo USA Inc.’s assets were impaired and the Company impaired its investment and eliminated that company’s accounts from the condensed consolidated financial statements.

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

	For the nine	For the nine	For the twelve
	months ended	Months ended	months ended
	Sep 30, 2021	Sep 30, 2020	December 31 2020

Sales
Sustainable Projects Group	$-	$2,000	$2,000
YER Brands	233	3,203	4,069
Hero Wellness Systems	5,120	500	500
Total Sales	$5,353	$5,703	$6,569

Total Assets
Sustainable Projects Group	$79,081	6,050	$7,715
YER Brands	262,275	296,480	284,974
Hero Wellness Systems	53,086	60,263	60,205
Total Assets	$394,442	$362,793	$352,894

Form 10-Q	Sustainable Projects Group Inc.	F-8

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

4. Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out (FIFO) cost method of accounting. Cost is determined using the first in, first out (FIFO) cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs. At September 30, 2021, inventory consists of following:

	Sep 30, 2021	Dec 31, 2020

Hero Wellness Systems	$53,028	$59,972
YER Brands	3,939	5,025
Total	$56,967	$64,997

Form 10-Q	Sustainable Projects Group Inc.	F-9

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

	Cost	Depreciation	Net
Intellectual properties	$135,000	$37,125	$97,875
Trademark, patents	593	-	593
	$135,593	$37,125	$98,468

Amortization for over the next 5 years will be as follows:

Year ended December 31
2021	$6,750
2022	$27,000
2023	$27,000
2024	$27,000
2025	$10,125
Total	$97,875

Goodwill:

Goodwill has been recorded on the Soy Yer Dough purchase as the amount of the investment was greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. The goodwill recorded was $156,752. A recap of the assets purchased from Soy Yer Dough is as follows:

Purchase Price	$300,002

Allocated to - License	135,000
Equipment	5,000
Inventory	3,250
Identifiable net assets	143,250

Allocated to Goodwill	$156,752

Form 10-Q	Sustainable Projects Group Inc.	F-10

6. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2021 are summarized as follows:

	Sep 30, 2021	Dec 31, 2020

Accrued audit fees	$11,000	$11,000
Accrued accounting fees	18,500	31,250
Accrued legal fees	23,040	23,040
Accrued office expenses	74,400	72,590

Total	$125,940	$137,880

7. Notes Payable

On March 1, 2019, the Company entered into a loan agreement with a shareholder for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. At September 30, 2021, there was $4,530 in accrued interest (December 31, 2020 - $3,222) (see Note 12).

On July 12, 2019, the Company entered into a convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. The closing price of the Company’s stock was $1.45 at July 11, 2019. On May 10, 2021, the Company agreed to issue 640,000 common shares at $0.033 per share to a relative of the CEO to redeem a convertible note payable with a principal amount of $20,000 plus accrued interest and fees valued at $21,098. At September 30, 2021, the shares have not been issued. (see Note 12).

On July 23, 2021, the Company entered into a two year $100,000 convertible promissory note bearing an interest of 10% per annum. The loan may be renewed at the option of the Lender and is secured with the Company’s assets. The outstanding principal and unpaid accrued interest will automatically convert into shares of the Company on or before the maturity date upon the closing of a qualified transaction to an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. If the event that the qualified transaction is not consummated on or prior to the maturity date, the Lender have the right to convert the principal and unpaid accrued interest of the note into shares of the Company to an amount equal to 25% of the fully diluted capitalization of the Company. At September 30, 2021, the accrued interest was $1781. (see Note 12).

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

Form 10-Q	Sustainable Projects Group Inc.	F-11

9. Agreements

On May 1, 2020, the Company’s joint venture Cormo USA Inc. entered into a commercial lease of approximately 100,000 square feet of building space for one year with an option to renew. The monthly rent was $12,500. Effective May 1, 2020, the Company’s joint venture Cormo USA Inc. entered into a Development Agreement with the City of Rushville, Rushville Development Commission, and Rushville Economic Development Commission (the “City Parties” to do business in Indiana. The City Parties is assisting Cormo USA Inc. with its business in Indiana and have provided financial incentives of up to $1,100,000 for Cormo USA Inc. to pay for its project costs. These include:

1.	Cash incentives sufficient to reimburse the acquisition of twenty acres of property in the Commerce Park at Rushville following purchase of site in the Commerce Park at Rushville which shall be subject to rights of first refusal and repurchase rights on the purchased site granted to the City;

2.	A commitment that at least twenty acres of land in the Commerce Park at Rushville or equivalent property suitable for the contemplated commercial development shall be kept available for a period of two years;

3.	Up to $225,000 in the form of forgivable loan;

4.	An initial 3 year tax abatement on eligible personal property in place in Rushville in 2020 with an alternative phase-in schedule of 100%, 67% and 33%;

5.	Tax abatement for future eligible personal property and real property improvements at a standard ten yar tax abatement schedule.

On May 1, 2020, Cormo USA Inc. entered into a forgivable loan agreement and promissory note with the City of Rushville, Indiana in conjunction to the Development Agreement of up to $225,000 at 9% interest rate for a period of two years.

At June 30, 2020 the operating results of Cormo USA Inc. were de-consolidated as the Cormo license was recognized as impaired.

10. Common stock

During the period ended September 30, 2021, the Company entered into agreements to issue the following shares:

a)	640,000 shares of common stock to redeem a convertible note payable of $20,000 and accrued interest of $1,098 valued at $0.033 per share. At September 30, 2021, the shares have not been issued.

b)	300,000 shares of common stock for consulting services of $10,500 valued at $0.035 per share. At September 30, 2021, the shares have not been issued.

During the twelve months ended December 31, 2020, the Company issued the following shares:

a)	32,500 shares of common stock for services rendered by a consultant at $1.80 per share valued at $58,500; and

b)	105,264 shares of common stock for the acquisition of assets from Soy-Yer Dough at $2.85 per share valued at $300,002.

Form 10-Q	Sustainable Projects Group Inc.	F-12

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

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (See Note 13). Hero Wellness Systems Inc. is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. Hero Wellness Systems is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to September 30, 2021 and December 31, 2020 with intercompany transactions eliminated:

	Sep 30, 2021	Dec 31, 2020
Assets	$53,086	$60,205
Liabilities	3,677	3,611
Net Assets	$49,409	$56,594

Revenues	$3,070	$500
Expenses	4,380	12,760
Net Income (loss)	$(1,310)	$(12,260)

Company’s joint venture interest portion on net income (loss)	$(720)	$(6,743)

Non-controlling joint venture interest on net income (loss)	$(590)	$(5,517)

Company’s Capital contribution to joint venture	$286,825	$286,825

Company’s joint venture interest portion in net assets	$27,175	$31,127

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	156,450	156,450

Reduced by losses to date
Prior years	(82,158)	(76,641)
Current period	(2,570)	(5,517)
Net non-controlling interest portion in equity, adjusted for losses to date	$71,722	$74,292

Form 10-Q	Sustainable Projects Group Inc.	F-13

12. Related party transactions

During the period ended September 30, 2021, the Company incurred management fees from a director totaling an aggregate of $Nil (December 31, 2020 $45,000). At September 30, 2021, $18,250 was owing to a director for management fees and $1,200 for out of pocket expenses. During the period ended September 30, 2021, the Company incurred management fees from an officer totaling $Nil (September 30, 2020 - $30,000). At September 30, 2021, $12,766 was owing to an officer for salaries.

At September 30, 2021, the Company owed $36,332 to shareholders for expenses paid on behalf of the Company and consulting fees (December 31, 2020 - $36,332).

During the period ended September 30, 2021, the Company incurred $Nil to a company with a director and officer in common for website/app maintenance (December 31, 2020 - $Nil), and owe $20,647 for office expenses.

During the period ending September 30, 2021, the Company owe $4,530 (December 31, 2020 - $3,222) for interest to a shareholder of the Company for a note payable with a principal amount of $50,000. The loan bears an annual interest rate of 3.5% and is due on or before April 15, 2022 (see Note 10).

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

Transactions in Joint Ventures

The Company is currently involved in one joint venture business and has a majority control of Hero Wellness Systems Inc. Pursuant to Accounting Standards Codification Topic 810, this company is considered a variable interest entities that requires the Company to consolidate. It runs the day to day operations, makes all managerial decisions and has the voting power over this entity. The Company will provide and help in the financial support of this venture, on an as needed basis. Up to June 30, 2020, the Company also consolidated the accounts of Cormo USA Inc., a joint venture on which it has a 35% interest. On that date, the Company impaired the Cormo license and de-consolidated the operating results of Cormo USA Inc. from its consolidated financial statements.

Form 10-Q	Sustainable Projects Group Inc.	F-14

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

Cormo USA Inc.

The Company entered into a letter of intent with Cormo AG on October 25, 2018 to form a joint venture agreement for the Company to provide business development, market research, sourcing, distribution and overall operations of Cormo AG’s exclusive unrestricted use of its patents and licenses in North America. Cormo AG is in the business of producing and developing peat moss replacement, natural foam products and technologies. On February 25, 2019 the joint venture shareholders’ agreement was finalized with a group of investors whereby the Company holds 35% interest, Cormo AG holds 35% interest, Paul Meier holds 2.5% interest, Stefan Muehlbauer holds 2.5% interest, and other investors hold an aggregate of 25% interest. The other investors contributed an aggregate of $400,000 to the joint venture. Pursuant to Accounting Standards Codification Topic 810, this company was considered a variable interest entity and its operating results were incorporated in the consolidated financial statements of the Company. The non-controlling interest that were not attributable to the Company have been reported separately. However, as noted above, at June 30, 2020 the Cormo license was recognized as impaired and the assets, liabilities and non-controlling interest of Cormo that were consolidated on the balance sheet were eliminated.

13. Subsequent Events

There were no subsequent events

Form 10-Q	Sustainable Projects Group Inc.	F-15

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

Overview

The following discussion of the Company’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2021 should be read in conjunction with the Company’s unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2021.

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

Sustainable Projects Group has formed YER Brands Inc. as a wholly-owned subsidiary to establish increased production and distribution capabilities of the Soy-yer Dough product line. Inventor and face of the brand, Sawyer Sparks, has agreed to take on the CEO position, while his wife and co-inventor Samantha Sparks will be responsible for production. Production facilities will be co-located with one of the Company’s portfolio companies, Cormo USA Inc. manufacturing facility to benefit from raw material sourcing, logistics and marketing infrastructure synergies. As of May 8th, the new company had begun site improvement at the Rushville production site and shipped first retail-ready products by mid-May 2020. Currently the company does not produce retail ready products as the lack of production facilities, and significant problems in upscaling the production process will require significant development processes.

Previously Soy-yer Dough was sold through the Online B2C, Brick and Mortar, and Scholastic Market. Over the past years, predominantly driven by limited production capacities, a heavy focus was placed on the scholastic market. With COVID-19 related shutdowns, that market has been severely impacted and is currently virtually non-existent even as schools have reopened across the United States.

Upon production start, YER Brands Inc. had hoped place initial focus on low-hanging online sales opportunities and upon increasing production capabilities later in 2020, it will initiate a campaign to regain footing in the brick-and-mortar sales channel. While the exact timing of school re-openings still appears uncertain, with some schools reopening for the fall semester 2020, there have been severe changes in hygiene practices impacting the use of products such as modeling doughs. Management does not anticipate significant revenues from the scholastic sales channel until future periods.

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

At this time, Yer Brands Inc. is searching for a production partner able to upscale the process and to comply with more stringent regulatory requirements

Form 10-Q	Sustainable Projects Group Inc.	Page 4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	Sep 30 2021	Sep 30 2020	Sep 30 2021	Sep 30 2020

Revenues
Gross Revenues	$3,220	$2,810	$5,353	$5,703
Cost of Goods Sold	(3,822)	(235)	(6,673)	(4,593)
Gross Margin	(602)	2,575	(1,320)	1,110

Operating Expenses
Administrative and other operating expenses	3,397	20,123	11,637	78,171
Advertising and Promotion	-	(518)	1,157	5,257
Depreciation	7,225	7,565	22,356	58,222
Consulting fees	-	2,500	-	76,495
Management fees	-	-	-	74,500
Professional fees	6,500	3,500	24,076	21,750
Rent	-	-	-	24,992
Salaries and wages	-	461	-	41,420
Travel	-	-	-	4,922
Amortized right of use assets	-	-	-	27,661
Loss on disposal of asset	-	359	-	141,574
Loss on asset impairment	-	-	-	630,001
Gain on de-consolidation	-	-	-	(466,980)
	17,122	33,990	59,226	889,422

Operating income/loss before interest expense	(17,724)	(31,415)	(60,546)	(888,312)
Interest expense	(2,221)	(592)	(3,303)	(1,764)

Net loss and comprehensive loss	(19,945)	(32,007)	(63,849)	(890,076)
Loss attributed to disposition of non-controlling interest	-	-	-	196,237
Net loss attributed to non-controlling interest	519	2,576	2,570	458,468

Net loss and comprehensive loss attributed to stockholders	$(19,426)	$(29,431)	$(61,279)	$(253,371)
Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.004)	$(0.008)	$(0.057)
Weighted average no. of shares of common stock
-Basic and diluted	7,785,877	7,866,301	7,785,877	7,721,373

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $7,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $90,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $30,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

Form 10-Q	Sustainable Projects Group Inc.	Page 5

As at September 30, 2021, the Company had cash of $74,066 and total liabilities of $371,625. During the 12 month period following the date of this report, management anticipates that the Company will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the Company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Nine Month Period Ended September 30, 2021

At September 30, 2021, the Company had a cash balance of $74,066 and a working capital deficit of $85,170, compared to a cash balance of $1,265 for the period ended December 31, 2010.

The notes to the Company’s financial statements as of September 30, 2021, disclose its uncertain ability to continue as a going concern. The Company has accumulated a deficit of $3,161,908 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $74,056 cash on hand as at September 30, 2021. Cash used in operations was $27,199 for the nine month period ended September 30, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the nine month period ended September 30, 2021 was net cash used in operations $27,199, which was primarily due to the decrease of our operating activities.

Net Cash Flows From Investing Activities.

The Company’s net cash flow used in investing activities during the nine month period ended September 30, 2021 was $Nil, as compared to a net cash flow used by investing activities of $1,268 for the same time period for the prior fiscal period, which was primarily due to for purchase of equipment and other assets.

Net Cash Flows From Financing Activities.

The Company’s net cash flow from financing activities during the nine month period ended September 30, 2021 was net cash provided from financing activities of $100,000. This was generated due to a loan agreement entered into with a non-related party, as compared to $20,000 for the same time period for the prior fiscal period from issuance of stock.

Form 10-Q	Sustainable Projects Group Inc.	Page 6

Operations Results for the Three Month Period Ended September 30, 2021

Net Loss. During the three month period ended September 30, 2021, the Company had a net loss of $19,945, of which $519 was attributed to non-controlling interest, leaving a net loss of $19,426. The loss consisted generally from professional fees and other operating expenses such as administrative fees, and depreciation, compared to the same time period for the prior fiscal period, when the Company had a net loss of $32,007, which was primarily due to professional fees, management fees, consulting fees, administrative and other operating expenses. These costs during the three month period ended September 30, 2021 was primarily attributable to maintaining our operations.

Revenue. During the three month period ended September 30, 2021, the Company had revenues of $3,220 compared to $2,810 from the same period in the prior year. The low level of revenue was primarily due to our shortage of staff and continued impact of the unprecedented Covid-19 crisis, which had significant impact on consulting opportunities and sales of products.

Operating Expenses. The Company’s operating expenses during the three month period ended September 30, 2021 were $17,122 as compared to the same time period for the prior fiscal period of $33,990. Given the unprecedented impact of the Covid-19 crisis and underlying uncertainty of financing and business expansion opportunities, management implemented a stringent cost cutting program which led to the significantly lower cost base for the company.

Operations Results for the Nine Month Period Ended September 30, 2021

Net Loss. During the nine month period ended September 30, 2021, the Company had a net loss of $63,849 of which $2,570 was attributed to non-controlling interest leaving $61,279 attributed to stockholders. The comparable period in the prior year had a net loss of $890,076 of which $458,468 was attributed to stockholders. The loss was primarily attributable to our continued operations for the current period.

Revenue. During the nine month period ended September 30, 2021, the Company had revenues of $5,353 as compared to $5,703 for the same period in the prior year. The low levels in revenue was primarily driven by lack of consulting opportunities, low level of product sales and our shortage of staff.

Operating Expenses. The Company’s operating expenses during the nine month period ended September 30, 2021 were $59,226 as compared to $889,422 for the same period in the prior year. The decrease in operating expenses were primarily attributable to our stringent cost cutting measures, which were implemented due to longer than expected Covid-19 impacts. The largest portion of operating expenses for the period can be attributed to depreciation, which accounted for nearly 38% of operating expenses.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $3,161,908 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $74,066 cash on hand as at September 30, 2021. Cash used in operations was $27,199 for the nine month period ended September 30, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for The Company on acceptable terms, if at all.

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

Contingencies and Commitments

The Company entered into an agreement to sub-lease office space in Naples, Florida effective September 1, 2018 to March 31, 2021. The monthly base rent for the first year is $4,552.56 (annual $54,630.75); the monthly base rent for the second year is $4,684.52 (annual $56,214.25); and the monthly base rent for the third year is $4,816.48 (annual $57,797.75). On May 31, 2020, the office lease was terminated and the Company agreed to pay the past due amount of $36,304. In addition, the Company also agreed that the sub-landlord may add a late fee of $50 every weeks that there remains any past due rent. The Company is obligated to pay the sub-landlord an additional $32,300 which represent all the remaining rent due, beginning June 1 2020 through to December 2020. The $5,000 security deposit provided by the Company has been relinquished and the sub-landlord may use those funds to pay the rent obligation. At June 30, 2020, the Company owed $36,304. At June 30, 2020, the Company has written off the remaining lease liability of $47,401 and has written off the right of use asset of $44,907 to reflect the extinguishment of the office lease, thereby creating a gain on disposal of the office lease of $2,494. At September 30, 2021, the Company owed $63,992 to the sub-landlord.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, the Company failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended September 30, 2021. As a result, the Company’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of the Company’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect internal control over financial reporting.

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

During the nine months ended September 30, 2021, the Company did not issue shares.

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

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed
10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

Form 10-Q	Sustainable Projects Group Inc.	Page 10

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended September 30, 2021, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Sustainable Projects Group Inc.

Dated: February 9, 2022	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q	Sustainable Projects Group Inc.	Page 12