Form 10-K
period 2021-12-31
Sustainable Projects Group Inc.
filed 2022-03-25
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 0r 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2021

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

☐ Yes ☒ No

As of December 31, 2021, the last day of the registrant’s fiscal year, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates, computed by reference to the price at which the common equity was last sold prior to December 31, 2021 was approximately $669,327. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 21, 2022
common shares - $0.0001 par value	8,725,877

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

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-K for the fiscal year ended December 31, 2021 are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

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

The Company has an authorized capital of 500,000,000 common shares with a par value of $0.0001 per share with 8,085,877 common shares issued and outstanding as of December 31, 2021.

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

(b) Business

The Company was incorporated on September 4, 2009 in the State of Nevada. Sustainable Projects Group Inc. is a business development company engaged in project development and holdings through value-based investments and collaborative partnerships with companies across sustainable sectors:

1.	Hero Wellness Systems Inc. (fka Vitalizer Americas Inc.); and
2.	Yer Brands Inc.

1. Hero Wellness Systems Inc. (fka Vitalizer Americas Inc.)

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

The Company is focused on the retail and B2B market segment of the lifestyle and healthcare markets. B2B clients consist of spas and salons, hotels and hospitality and entertainment venues in the United States. Additionally, the company is active in the distribution of its Hero Chroma massage chair through its webstore www.herochroma.com and additional websites operated by the company. The company is also in discussions with several brick and mortar retail furniture, specialty sports and massage equipment establishments.

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

While previously predominantly focused on the B2B segment the unprecedented changes in hygiene requirements in shared spaces has had significant impact on purchasing behavior of B2B customers as it relates to leisure equipment. The company currently focuses virtually exclusively in the B2C segment through direct distribution. This led to continued significantly lower than expected sales volumes and will require additional funding for penetrating the market. Additionally, the past 12 months have shown a significant influx of lower cost alternatives distributed by big-box retailers. Price erosion in this segment continues to be an issue for this venture.

See Exhibit 10.14 - Shareholder’s Agreement for more details.

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

Sustainable Projects Group Inc.	Form 10-K	Page 3

Sustainable Projects Group has formed YER Brands Inc. as a wholly-owned subsidiary to establish increased production and distribution capabilities of the Soy-yer Dough product line. Inventor and face of the brand, Sawyer Sparks, has agreed to take on the CEO position, while his wife and co-inventor Samantha Sparks will be responsible for production. Production facilities will be co-located with one of the Company’s portfolio companies, Cormo USA Inc. manufacturing facility to benefit from raw material sourcing, logistics and marketing infrastructure synergies. As of May 8th, the new company had begun site improvement at the Rushville production site and it produced and shipped first retail-ready products by mid-May 2020.

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

As part of production upscaling the company determined that a successful rollout in the brick and mortar market will require a significant upscaling in production capacity. Given the significant investment needs to develop these capacities the company made the decision to focus on out-sourcing production. At the current time the company is actively seeking production partners for the upscaling process of Yer Brands Inc. Currently the product is not expected to be a significant revenue driver until problems in upscaling and stability can be solved.

Dependence on Major Customers

As of the date of this filing, neither the Company nor any of its holdings are dependent on any major customers.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labour Contracts

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

Sustainable Projects Group Inc.	Form 10-K	Page 4

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

Period ended	High	Low	Source
31 Dec-21	$0.12	$0.12	OTC Markets Group Inc.
30-Sep-21	$0.08	$0.01	OTC Markets Group Inc.
30-Jun-21	$0.46	$0.04	OTC Markets Group Inc.
31-Mar-21	$0.45	$0.02	OTC Markets Group Inc.
31-Dec-20	$0.46	$0.15	OTC Markets Group Inc.
30-Sep-20	$1.60	$0.38	OTC Markets Group Inc.
30-Jun-20	$2.85	$1.00	OTC Markets Group Inc.
31-Mar-20	$4.00	$0.75	OTC Markets Group Inc.
31-Dec-19	$4.00	$4.00	OTC Markets Group Inc.
30-Sep-19	$4.00	$1.20	OTC Markets Group Inc.
30-Jun-19	$1.50	$1.00	OTC Markets Group Inc.
31-Mar-19	$3.30	$3.01	OTC Markets Group Inc.

(b) Holders of Record

The Company had 93 holders of record as of December 31, 2021.

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

The board of directors also authorized the issuance of 640,000 restricted common stock as redemption of a convertible loan and accrued interest totaling $21,098. The shares were issued March 15,2022.

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

Sustainable Projects Group Inc.	Form 10-K	Page 6

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

Accounting and Audit Plan

The Company has retained a CPA to assist in the bookkeeping and organization of the Company’s financial records. The Company’s accountant is expected to charge approximately $20,000 to maintain the Company’s financial records for the next 12 months. The Company’s independent auditor is expected to charge approximately $3,750 to review each of the Company’s quarterly financial statements and approximately $20,000 to audit the Company’s annual financial statements. In the next 12 months, SPGX anticipates spending approximately $48,000 to pay for its accounting and audit requirements.

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

As at December 31, 2021, the Company had a cash from continuing operations of $55,971 (202 - $1,265) and working capital (deficit) from continuing operations of ($194,507) (2020 - $155,275). Accordingly, the Company will require additional financing to fund its obligations as a reporting company under the Securities Act of 1934 and its general and administrative expenses for the next 12 months.

Financial Condition

As at December 31, 2021, the Company had a cash balance of $55,971 compared to a cash balance of $1,265 at December 31, 2020. Management is seeking additional funds to develop the company’s activities; additional funding will come from equity financing from the sale of the Company’s common shares or from debt financing. If the Company is successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. Management cannot provide investors with any assurance that the Company will be able to raise sufficient funding from the sale of its common shares or from debt financing to fund its plan of operations. In the absence of any required funding, the Company will not be able to execute its plan of operation and its business plan will fail. Even if the Company is successful in obtaining the required financing and executes its plan of operation, if the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

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

Sustainable Projects Group Inc.	Form 10-K	Page 7

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

The world continues to be collectively impacted by COVID-19. Curbing the expansion of the pandemic is in everyone’s interest and although there is still no clear end in sight, we are hopeful that we can navigate the challenges the Company is facing with our resourcefulness and resiliency. We cannot predict what the future holds. These are unprecedented times and the Company will adjust to the new realities.

Liquidity and Capital Resources

As of December 31, 2021, the Company had total assets of $367,942, and a working capital deficit of $194,507, compared with a total assets of $355,227 and a working capital of $155,275 at December 31, 2020. The decrease in the working capital was primarily due to the fact that the Company incurred reduced revenues during the year, the impact of the ongoing COVID-19 pandemic as well as a Note of $50,000 coming due within the business year 2022. The Company was short staffed and didn’t have the required resources to seek new customers and sales.

Net Cash Used in Operating Activities

During the year ended December 31, 2021, net cash used in operating activities was $45,294 compared to $66,459 for the same period ended December 31, 2020. The decrease in cash used in operating activities was due re-organization of its internal structure and stringent cost-cutting, as well as cash used in discontinued operations in the prior year. The companies’ activities were limited due to the shortage of workers.

Net Cash Used in Investing Activities

During the period ended December 31, 2021, net cash used in investing activities was $Nil compared to $1,268 for the same period ended December 31, 2020.

Net Cash Generated from Financing Activities

During the period ended December 31, 2021, net cash flows provided from financing activities was $100,000 as compared with financing activities of $Nil for the same period ended December 31, 2020. The net cash generated in financing activities was due to proceeds from issuance of a loan to the company.

Results of Operation

The Company had operating revenues of $5,353 during the period ended December 31, 2021 as compared to $4,569 during the same period ended December 31, 2020. The continued low level of revenues can be attributed to the shortage of qualified employees as well as shortage of cash to sufficiently develop existing projects during the prior 12 months.

The Company changed its business focus to pursue investments, partnerships and collaboration across sustainable sectors. The Company plans to establish strategic business projects in sustainable fields. With the new acquisitions of assets and investments, the Company expected the increase in operation expenditures to develop and build the business. However, during the year ended December 31, 2021, the Company didn’t have enough resources and skilled workers to upkeep with sales. The Company’s continued success and existence will be impacted if the Company is not able to obtain enough capital through the services it provides or obtain enough capital through additional equity financing.

Sustainable Projects Group Inc.	Form 10-K	Page 8

References to the discussion below relates to the fiscal year ended December 31, 2020 and December 31, 2019:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020

Gross Revenues	$5,353	$4,569
Cost of goods sold	(6,673)	(4,278)
Gross Margin	(1,320)	(291)

Operating Expenses
Administrative and other operating expenses	24,520	94,494
Advertising and Promotion	1,156	5,258
Depreciation	29,582	42,340
Consulting fees	-	46,495
Management fees – Note 14	36,000	44,500
Professional fees	51,568	25,750
Rent	-	28,202
Salaries and wages	-	41,420
Travel	-	1,022
Amortized right of use assets	-	27,661
Loss on disposal of assets	-	145,249
Total Expenses	142,826	502,391

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

The Company had no contingencies or long-term commitments at December 31, 2021.

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

Going Concern

The Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. The Company has accumulated a deficit of $3,243,727 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations when they come due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $55,971 cash on hand as at December 31, 2021. Cash used by operations was $45,294 for the twelve-month period ended December 31, 2021. Therefore, the Company will need to raise additional cash in order to fund ongoing operations over the next 12-month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Sustainable Projects Group Inc.	Form 10-K	Page 9

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, it’s wholly subsidiary YER Brands Inc., and its joint ventures, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.). The Company controls 55% of Hero Wellness Systems Inc. Pursuant to Accounting Standards Codification Topic 810, the joint venture company is considered a variable interest entity that requires the Company to consolidate its accounts. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint ventures have been included in the Company’s consolidated financial statements and the non-controlling interest that were not attributable to the Company have been reported separately. Up to June 30, 2020, the Company also consolidated Cormo USA Inc., a 35% controlled joint venture. Effective June 30, 2020, the Company stopped its active participation in that company, impaired Cormo’s assets and deconsolidated its accounts from the condensed consolidated financial statements. During the year ended December 31, 2020, the six-month operations of Cormo that were consolidated into the Company’s operation were designated as discontinued.

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

For the YEARS Ended DECEMBER 31, 2021 and 2020

Sustainable Projects Group Inc.	Form 10-K	Page F-1

K. R. MARGETSON LTD.	Chartered Professional Accountant
331 East 5th Street	Tel: 604.220.7704
North Vancouver BC V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sustainable Projects Group, Inc.

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of Sustainable Projects Group, Inc. (“the Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the financial statements). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

I have served as the Company’s auditor since 2021.

/s/ K. R. Margetson Ltd.

North Vancouver BC

March 24, 2022

Sustainable Projects Group Inc.	Form 10-K	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31
	2021	2020
As at
ASSETS
Current Assets:
Cash and cash equivalents	$55,971	$1,265
Inventory – Note 4	56,967	64,997
Prepaid expenses and deposits	4,242	8,622
	117,180	74,884

Office equipment – Note 5	2,292	4,873
Intangible assets – Note 6, 7	91,718	118,718
Goodwill – Note 6	156,752	156,752

TOTAL ASSETS	$367,942	$355,227

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 8	$173,567	$174,212
Amount due to related parties – Note 14	98,847	51,841
Note payable – Note 9	50,000	-
Interest payable – Note 9	9,273	4,106
TOTAL CURRENT LIABILITIES	331,687	230,159

NON-CURRENT LIABILITIES
Note payable – Note 9	-	50,000
Convertible note payable, related party – Note 9	100,000	20,000
TOTAL NON-CURRENT LIABILITIES	100,000	70,000

TOTAL LIABILITIES	431,686	300,159

STOCKHOLDERS’ EQUITY
Common Stock – Note 11
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 8,085,877 (Dec 31, 2020 – 7,785,877)	808	778
Additional Paid in Capital	3,091,097	3,080,627
Obligation to issue shares – Note 9	21,098	-
Accumulated Deficit	(3,243,727)	(3,100,629)
Non-controlling interest – Note 12	66,979	74,292
TOTAL STOCKHOLDERS’ EQUITY	(63,745)	55,068

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$367,941	$355,227

See accompanying notes to the condensed consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020

Gross Revenues	$5,353	$4,569
Cost of goods sold	(6,673)	(4,278)
Gross Margin	(1,320)	(291)

Operating Expenses
Administrative and other operating expenses	24,520	94,494
Advertising and Promotion	1,156	5,258
Depreciation	29,582	42,340
Consulting fees	-	46,495
Management fees – Note 14	36,000	44,500
Professional fees	51,568	25,750
Rent	-	28,202
Salaries and wages	-	41,420
Travel	-	1,022
Amortized right of use assets	-	27,661
Loss on disposal of assets	-	145,249
	142,826	502,391

Loss from continuing operations before other items:	(144,146)	(502,100)
Government subsidies	-	54,327
Interest expense	(6,265)	(2,356)
Loss from continuing operations	(150,411)	(450,129)
Loss from discontinued operations - Note 13	-	(64,861)
Net loss before gain on deconsolidation	(150,411)	(514,990)
Gain on deconsolidation - Note 13	-	246,480
Net loss and comprehensive loss	(150,411)	(268,510)

Net loss attributed to non-controlling interest
Continuing operations	(7,313)	(5,517)
Discontinued operations	-	(42,160)
	(7,313)	(47,677)

Net loss attributed to shareholders	$(143,098)	$(220,833)

Basic and diluted, net loss per share of common stock	$(0.018)	$(0.029)
Basic and diluted, net loss to continuing operations per share of common stock	$(0.018)	$(0.058)

Weighted average no. of shares of common stock
-Basic and diluted	7,833,548	7,734,246

See accompanying notes to the condensed consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2021 and 2020

For December 31, 2021	Common Shares	Par Value at $0.001 Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Non-controlling Interests	Total

Balance, December 31, 2020	7,785,877	$778	$3,080,627	$-	$(3,100,629)	$74,292	$55,068
Shares issued for debt at $0.033/share	-	-	-	21,098	-	-	21,098
Shares issued for services at $0.035/share	10,500	30	10,470	-	-	-	10,500
Net loss and comprehensive loss	-	-	-		(143,098)	(7,313)	(150,411)

Balance, December 31, 2021	8,085,877	$808	$3,091,097	$21,098	$(3,243,727)	$66,979	$(63,745)

		Par Value at	Additional		Non-
	Common	$0.0001	Paid-in	Accumulated	Controlling
For December 31, 2020	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019	7,648,113	$765	$2,747,138	$(2,879,796)	$983,441	$851,548
Shares issued for services at $0.80/share	25,000	2	19,998	-	-	20,000
Shares issued for services at $1.80/share	7,500	1	13,499	-	-	13,500
Shares issued for assets at $2.85/share	105,264	10	299,992	-	-	300,002
Non-controlling interests eliminated on deconsolidation – Note 13	-	-	-	-	(861,472)	(861,472)
Net loss and comprehensive loss	-	-	-	(220,833)	(47,677)	(268,510)

Balance, December 31, 2020	7,785,877	$778	$3,080,627	$(3,100,629)	$74,292	$55,068

See accompanying notes to the condensed consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the	For the
	Year ended	year ended
	December 31, 2021	December 31, 2020
Cash Flows from operating activities:
Net loss and comprehensive loss	$(150,411)	$(268,510)
Loss from discontinued operations	-	(64,861)
Loss from continuing operations	(150,411)	(203,649)
Adjustments to reconcile net income(loss) to net cash used in operating activities:

Depreciation	29,581	42,340
Lease interest	-	892
Amortization of ROU asset - Vehicle	-	5,207
Amortization of ROU asset - Office lease	-	22,454
Shares for services	10,500	13,500
Loss on disposition of assets	-	145,249
Gain on de-consolidation	-	(246,480)
Changes in current assets and liabilities
Prepaid expenses	4,380	3,899
Other receivable	-	132,273
Inventory	8,030	330
Interest payable	6,265	2,356
Accounts payable and accrued expenses	45,161	51,500
Amount due to related parties	1,200	28,688
Payment of lease liability	-	(23,686)
Net cash provided by (used in) operating activities
From continuing operations	(45,294)	(25,047)
From discontinued operations	-	(41,412)
	(45,294)	(66,459)

Cash Flows from investing activities:
Acquisition of Assets	-	(3,675)
Proceeds from sale of asset	-	3,000
Proceeds from disposal of asset	-	(593)
Net Cash used in investing activities	-	(1,268)

Cash Flows from financing activities:
Proceeds from convertible notes payable	100,000	-
Net Cash generated from financing activities	100,000	-

Net (decrease) increase in cash and cash equivalents	54,706	(67,727)
Cash and cash equivalents at beginning of period	1,265	68,992
Cash and cash equivalents at end of period	$55,971	$1,265

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements

Sustainable Projects Group Inc.	Form 10-K	Page F-6

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

The Company’s year-end is December 31.

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

The Company has accumulated a deficit of $3,243,727 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $55,971 cash on hand as at December 31, 2021. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Sustainable Projects Group Inc.	Form 10-K	Page F-7

3. Summary of accounting policies

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, it’s wholly subsidiary YER Brands Inc (“YER”)., and its 55% controlled joint venture, Hero Wellness Systems Inc. (“Hero”)(formerly Vitalizer Americas Inc.) Pursuant to Accounting Standards Codification Topic 810, the joint venture company is considered a variable interest entity that requires the Company to consolidate its accounts. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint venture have been included in the Company’s consolidated financial statements and the non-controlling interest that were not attributable to the Company have been reported separately. Up to June 30, 2020, the Company also consolidated Cormo USA Inc., a 35% controlled joint venture. Effective June 30, 2020, the Company stopped its active participation in that company, impaired Cormo’s assets and deconsolidated its accounts from the condensed consolidated financial statements. During the year ended December 31, 2020, the six-month operations of Cormo that were consolidated into the Company’s operation were designated as discontinued.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operations consist of Hero Wellness Systems, YER Brands and Sustainable Projects Group. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the gross sales and miscellaneous income. At December 30, 2021, revenues were reported as follows:

	Year ended	Year ended
	December 31, 2021	December 31 2020

Sales
Sustainable Projects Group	$-	$-
YER Brands	233	4,069
Hero Wellness Systems	5,120	500
Total Sales	$5,353	$4,569

Total Assets
Sustainable Projects Group	59,806	$10,049
YER Brands	255,108	284,973
Hero Wellness Systems	53,028	60,205
Total Assets	$367,942	$355,227

Sustainable Projects Group Inc.	Form 10-K	Page F-8

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

Equipment

Equipment represents purchases made for assets, whose useful life was determined to be greater than one year. The assets are initially recorded at cost and depreciated over their estimated useful lives on a 3 year straight line basis.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-9

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

Sustainable Projects Group Inc.	Form 10-K	Page F-10

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

Stock based compensation

The Company follows the guideline under ASC 718, “Stock Compensation”. The standard provides that for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, which requires that all share-based payments to both employees and directors be recognized in the income statement based on their fair values. For non-employees stock-based compensation, the Company applies ASC 505 Equity-Based Payments to Non-employees. This standard provides that all stock-based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably be measured or determinable.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-11

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

Government forgivable loans

The Company initially records government loans that may be forgiven as debt. The loan is shown as a cash inflow from financing activities and then as a non-cash reconciling items on the operation cash flow when it is forgiven. However, if the Company reaches all the criteria for forgiveness, it may record the proceeds as a grant.

Discontinued operations

Discontinued operations are components of an entity that either have been disposed or abandoned or is classified as held for sale. Additionally, in order to qualify as a discontinued operation, the disposal or abandonment must represent a strategic shift that has or will have, a major effect on an entity’s operations and financial results.

Income taxes

The Company follows the guideline under ASC Topic 740 Income Taxes. “Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as at December 31, 2021 and 2020.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the accompanying financial statements.

4. Inventory

	Dec 31, 2021	Dec 31, 2020

Hero Wellness Systems (Finished goods)	$53,028	$59,972
YER Brands (Materials)	3,939	5,025
Total	$56,967	$64,997

Sustainable Projects Group Inc.	Form 10-K	Page F-12

5. Office furniture and equipment

	Dec 31, 2021	Dec 31, 2020

Cost	$9,789	$13,698
Additions	-	10,070
Disposals	-	(13,979)
YER Brands	9,789	9,789
Accumulated depreciation	(7,497)	(4,616)
Total	$2,292	$64,997
Depreciation for the year was $2,881 (2020 - $4,616)

6. Asset purchase and goodwill:

On May 8 2020, the Company entered into a Letter of Intent with Sawyer & Samantha Sparks to purchase all marketing rights, production know-how and limited existing inventory and equipment (the “Assets”) of Soy-yer Dough. Soy-yer Dough is a gluten free modeling clay. As part of the agreement, the Company issued 105,264 common shares to Sawyer & Samantha Sparks for meeting certain milestones which were at $2.85 per share that was valued at $300,002.

Goodwill has been recorded on the Soy Yer Dough purchase as the amount of the investment was greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. The identifiable assets and goodwill was calculated as follows:

Purchase Price	$300,002

Allocated to - License	135,000
Equipment	5,000
Inventory	3,250
Identifiable net assets	143,250

Allocated to Goodwill	$156,752

7. Intangible Assets

The intellectual property and trademarks acquired on the Soy-yer Dough purchase (See Note 6 Asset purchase and goodwill) were identified as intangible assets with finite useful lives and are amortized on a straight-line basis over their useful lives of five years. Amortization commences when the assets are available for use. Intellectual properties consist of production process, know-how, product recipe, marketing, and branding.

		December 31, 2021		Dec 31, 2020
	Cost	Depreciation	Net	Net
Intellectual properties	$135,000	$43,875	$91,125	$118,125
Trademark, patent	593	-	593	593
	$135,593	$43,875	$91,718	$118,718

Sustainable Projects Group Inc.	Form 10-K	Page F-13

Amortization for the year was $27,000 (2020- $16,875)

Amortization for over the remaining 4 years will be as follows:

Year ended December 31
2022	$27,000
2023	$27,000
2024	$27,000
2025	$10,125
Total	$91,125

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of December 31, 2021 are summarized as follows:

	Dec 31, 2021	Dec 31, 2020

Accounts payable	$162,067	$155,172
Accrued liabilities	11,500	19,040
Total	$173,567	$174,212

9. Note payable, Convertible notes payable and Obligation to issue shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022 and accordingly, has been classified as current on the December 31, 2021 Balance Sheet. At December 31, 2021, there was $4,972 in accrued interest owing. (December 31, 2020 - $3,222).

On July 12, 2019, the Company entered into an unsecured convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. On May 10, 2021, the Company agreed to a debt settlement arrangement whereby it would issue 640,000 common shares for principal amount of $20,000 plus accrued interest and fees valued at $1,098. The transaction value was calculated to be $0.033 per share. The shares were issued subsequent to the year end and the debt has been classified as equity under the caption, “Obligation to issue shares”.

On July 23, 2021, the Company received $100,000 pursuant to a two-year unsecured convertible promissory note payable, bearing an interest at 10% per annum. The loan may be renewed at the option of the Lender and is secured via a security agreement supported by Company’s present and future assets. The outstanding principal and unpaid accrued interest will automatically convert into shares of the Company on or before the maturity date upon the closing of a “Qualified Transaction” to an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. If the event that the Qualified Transaction is not consummated on or prior to the maturity date, the Lender has the right to convert the principal and unpaid accrued interest of the note into shares of the Company to an amount equal to 25% of the fully diluted capitalization of the Company. A Qualified Transaction is defined as the reverse merger of the Company with a target company. At December 31, 2021, the accrued unpaid interest on this debt was $4,301.

The total interest payable on the loans is $9,273 (2020 - $4,106).

Sustainable Projects Group Inc.	Form 10-K	Page F-14

10. Agreements

On May 1, 2020, the Company’s joint venture, Cormo USA Inc. entered into a commercial lease of approximately 100,000 square feet of building space for one year with an option to renew. The monthly rent was $12,500. Effective May 1, 2020, Cormo entered into a Development Agreement with the City of Rushville, Rushville Development Commission, and Rushville Economic Development Commission (the “City Parties”) to do business in Indiana. The City Parties agreed to assist Cormo with its business in Indiana and provided financial incentives of up to $1,100,000 for Cormo to pay for its project costs.

On May 1, 2020, Cormo entered into a forgivable loan agreement and promissory note with the City of Rushville, Indiana in conjunction to the Development Agreement of up to $225,000 at 9% interest rate for a period of two years. However, Effective June 30, 2020, the Company ceased operating Cormo. See Note 3 Summary of Accounting Policies – Consolidation.

11. Common stock

The following transactions occurred int the Company’s common stock during the year ended December 31, 2021:

a)	The Company reached a debt settlement arrange to issue 640,000 shares of common stock for a convertible note payable of $20,000 and accrued interest of $1,098, a $0.033 per share value . The shares were issued subsequent to the year end and the obligation to issue has been classified as equity.

(See Note (Note payable, Convertible note payable and Obligation to issue shares).

b)	300,000 shares of common stock were issued for consulting services of $10,500, a $0.035 per share value.

During the twelve months ended December 31, 2020, the Company issued the following shares:

a)	32,500 shares of common stock for services rendered by a consultant at $1.80 per share valued at $58,500; and

b)	105,264 shares of common stock for the acquisition of assets from Soy-Yer Dough at $2.85 per share valued at $300,002.

Sustainable Projects Group Inc.	Form 10-K	Page F-15

12. Equity in joint venture, non-controlling interest

Hero Wellness Systems Inc.

The Company has a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (“Hero”)(formerly Vitalizer Americas Inc.) (See Note 13). Hero is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. Hero is still in its early stages of development. The company participated in several conferences in 2019 to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to December 31, 2021 and December 31, 2020 with intercompany transactions eliminated:

	Dec 31, 2021	Dec 31, 2020
Assets	$53,086	$60,205
Liabilities	(9,643)	(3,611)
Net Assets	$43,385	$56,594

Revenues	$5,120	$500
Expenses	(21,371)	(12,760)
Net Income	$(16,251)	$(12,260)

Company’s joint venture interest portion on net income	$(8,938)	$(6,743)

Non-controlling joint venture interest on net income	$(7,313)	$(5,517)

Company’s Capital contribution to joint venture	$286,825	$286,825

Company’s joint venture interest portion in net assets	$23,862	$31,127

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	156,450	156,450

Reduced by losses to date
Prior years	(82,158)	(76,641)
Current period	(7,313)	(5,517)
Net non-controlling interest portion in equity, adjusted for losses to date	$66,979	$74,292

13. Discontinued operations

Effective June 30, 2020, the Company impaired its investment in Cormo USA Inc. and eliminated that company’s accounts from the condensed consolidated financial statements through deconsolidation. All expenses incurred by Cormo USA Inc. up to June 30, 2020 have been disclosed as discontinued operations. An analysis of the financial results of the discontinued operations are as follows.

Expenses
General and administrative	$1,012
Depreciation	23,449
Consulting fees	5,000
Professional fees	1,500
$64,861

Upon deconsolidation, the Company recorded the following gain:

Net assets (liabilities) eliminated on deconsolidation
Net assets (liabilities)	$(614,992)
Non-controlling interest	861,472
Gain on deconsolidation	$64,861

Sustainable Projects Group Inc.	Form 10-K	Page F-16

14. Related party transactions

During the year ended December 31, 2021, the Company incurred management fees from a director/officer totaling an aggregate of $24,000 (2020 - $45,000). At December 31, 2021, $42,250 was owing to the director/officer for management fees, current and past due, and $11,005 for out of pocket expenses. During the year ended December 31, 2021, the Company incurred management fees from an officer totaling $12,000 (2020 - $30,000). At December 31, 2021, $12,766 was owing to that officer for past due salaries and $12,000 for management fees.

During the year ended December 31, 2021, the Company owes a company controlled by the above two related parties $20,825 for office expenses.

See Note 9, Notes payable, Convertible notes payable and Obligation to issue shares, for a loan transaction with the relative of the CEO.

15. Comparative figures

Some of the 2020 balances on the Balance Sheet have been reclassified to conform the presentation used in 2021. $36,332 previously disclosed as “Amount due shareholders” has been reclassified as “Account payable and accrued liabilities.” The previous account payable and accrued liability balance was $137,880.

16. Income Taxes

The following income tax do not include amounts from the joint ventures as the Company does not file consolidated income tax returns. Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the year ended December 31, 2021 and 2020 for the Company is as follows:

	Dec 31, 2021	Dec 31, 2020

Net loss for the year	$(64,764)	$(499,713)

Statutory and effective tax rate	21%	21%
Income tax recovery at the effective rate	(13,600)	(104,900)
Permanent differences	-	(11,400)
True-up prior years’ differences	15,400	-
Tax benefit deferred	(1,800)	116,300

Income tax recovery	$-	$-

The Company has accumulated net operating losses for income taxes purposes of $1,959,084 of which $625,796 will expire beginning in 2029 and the balance of $1,268,524 is indefinite. The components of the net deferred tax asset at December 31, 2021 and December 31, 2020 and the statutory tax rate and the effective tax rate, and the amount of the valuation respectively, are scheduled below:

	Dec 31, 2021	Dec 31, 2020

Tax losses carried forward	$1,959,000	$1,968,000

Statutory and effective tax rate	21%	21%
Deferred tax assets	411,400	413,200
Valuation allowance	(411,400)	(413,200)

Net deferred asset	$-	$-

The change in the valuation allowance for the period ended December 31, 2021 was ($1,800). The change in valuation for year ended December 31, 2020 was $116,300.

The Company file income tax returns in the United States of America and in the State of Nevada. The Company maintains its office in the State of Florida and is subject to state tax returns as well. At December 31, 2021, the Company is current with all its filings, except for the year of December 31, 2020.

17. Subsequent Events

There were no subsequent events

Sustainable Projects Group Inc.	Form 10-K	Page F-17

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Since inception on September 4, 2009, there were no disagreements with the Company’s principal accountants on any matter of accounting principle or practices, financial statement disclosure or auditing scope or procedure. In addition, there were no reportable events as described in Item 304 of Regulation S-K that occurred within the Company’s two most recent fiscal years and the subsequent interim periods. The Company’s Independent Registered Public Accounting Firm since May 4, 2018 has been Fruci & Associates II, PLLC, Certified Public Accountants of Spokane, Washington whom audited the Company’s May 31, 2018 year end, December 31, 2018 year end and December 31, 2019 year end. The company’s Independent Registered Public Accounting Firm Since August 17, 2021 has been K.R. Margetson Ltd of Vancouver, Canada whom audited the company’s December 31, 2020 year end and December 31, 2021 year end.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2021 and December 31, 2020 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2021 SPGX’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

There have been no other changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stefan Muehlbauer ● Mr. Muehlbauer (42 years old) has been the Chief Executive Officer of SPGX since May 2018, the Chief Financial Officer of SPGX since July 2018, the Chief Communications Officer of SPGX and a director of SPGX since February 2017, and has been the Treasurer and Corporate Secretary of SPGX since January 2018, and was the Chief Financial Officer of SPGX from January to May 2018. During the past five years, Mr. Muehlbauer has served as CEO of Arma Communications Inc, a business development and marketing Agency in Naples, Florida since 2013. Previously, Mr. Muehlbauer held positions with several leading investment banks in Europe. Mr. Muehlbauer was the Chief Operating Officer at Silvia Quandt & Cie AG where he was responsible for building up the institution’s research and corporate finance activities. Mr. Muehlbauer received his degree in Finance from the University of Miami.

Tiffany Muehlbauer ● Mrs. Muehlbauer (41 years old) has been the Chief Operating Officer of SPGX since September 2018. During the past five years, Mrs. Muehlbauer has worked as Chief Operating Officer and Creative Director at Arma Communications Inc. Previously Mrs. Muehlbauer has worked as Head of Marketing and Equities Broker at Julius Baer Brokerage in Frankfurt Germany. Mrs. Muehlbauer holds a Bachelors degree in Finance and Marketing from the University of Miami.

(b) Identify Significant Employees

The Company has two significant employees. The Company relies upon the services and time of its key management. Stefan Muehlbauer, CEO and CFO, and Tiffany Muehlbauer, COO, will both continue to devote to the Company’s business.

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

(e) Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Security Exchange Act of 1934 requires directors, executive officers and 10% or greater shareholders of SPGX to file with the Securities and Exchange Commission initial reports of ownership (Form 3) and reports of changes in ownership of equity securities of the Company (Form 4 and Form 5) and to provide copies of all such Forms as filed to SPGX. Based solely on SPGX’s review of the copies of these forms received by it or representations from certain reporting persons, management believes that SEC beneficial ownership reporting requirements for the period ended December 31, 2021 were met, with the exception of the following:

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

(h) Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Rather, the Company’s entire board of directors perform the required functions of an audit committee. Currently, each director is a member of the Company’s audit committee. See “Item 13. (c) Director independence” below for more information on independence.

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

As of December 31, 2021, the Company did not have a written audit committee charter or similar document.

(i) Code of Ethics

The Company has adopted a financial code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. The Company undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact the Company at 305-814-2915 to request a copy of the Company’s financial code of ethics. Management believes the Company’s financial code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management will be updating its Code of Ethics and will file an updated Code of Ethics when completed.

Sustainable Projects Group Inc.	Form 10-K	Page 16

Item 11. Executive Compensation.

Please see the table below:

Summary compensation table

Name and principal position (a)	Year (b)		Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Stefan Muehlbauer CEO	2020	(1)	75,000	nil	nil	nil	nil	nil	nil	127,500
May 2018 - present CFO	2021		24,000	nil	nil	nil	nil	nil	nil	75,000
July 2018 - present

Tiffany Muehlbauer COO	2020		30,000	nil	nil	nil	nil	nil	nil	58,269
Oct 2018 - present	2021		12,000	nil	nil	nil	nil	nil	nil	30,000

Dr. Philip Grothe
President and CEO	2020		nil	nil	nil	nil	nil	nil	nil	nil
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

Currently, the Company does not have an employment agreement with any executive officers or directors, with the exception of the following:

On May 1, 2018, the Company entered into an employment agreement with Stefan Muehlbauer in which Mr. Muehlbauer agreed to accept the appointment as Chief Executive Officer of SPGX and to provide CEO-related services to the Company. As consideration for such services, the Company agreed to pay Mr. Muehlbauer $7,500 monthly for a period of three years and be renewed for successive one year terms until terminated. See Exhibit 10.22 - Employment Agreement for more details. In 2020, Mr. Muehlbauer voluntarily lowered monthly salary to $2,500 due to the Covid related emergency.

On May 1, 2018, the Company entered into an employment agreement with Tiffany Muehlbauer in which Ms. Muehlbauer agreed to accept the appointment as Office Manager of SPGX and to provide management services to the Company. As consideration for such services, the Company agreed to pay Ms. Muehlbauer $42,000 annually for a period of three years and be renewed for successive one year terms until terminated. Effective October 1, 2018, Tiffany Muehlbauer accepted the appointment of Chief Operating Officer. See Exhibit 10.23 - Employment Agreement for more details. During the year 2020, Ms. Muehlbauer voluntarily lowered monthly salary to $2,500 due to the Covid related emergency.

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

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [2]
common stock	Paul Meier Steinlerstrasse 18, Wangi, 9545 Switzerland	1,508,152	18.7%
common stock	Stefan Muehlbauer 2316 Pine Ridge Rd #383, Naples, Florida, 34109	1,000,000	12.4%
common stock	Kurt Muehlbauer 2316 Pine Ridge Rd #383, Naples, Florida, 34109	500,000	6.2%

[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-K from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.

[2] Based on 8,085,877 common shares issued and outstanding as of December 31, 2021.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
common stock	Stefan Muehlbauer 225 Banyan Blvd, Suite 220, Naples, Florida, 34102	1,000,000	12.4%
common stock	Tiffany Muehlbauer 2316 Pine Ridge Rd #383, Naples, Florida, 34109	nil	nil
common stock	Directors and Executive Officers (as a group)	1,000,000	12.4%

[1] Based on 8,085,877 common shares issued and outstanding as of December 31, 2021.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

(a) Transactions with Related Persons

During the period December 31, 2021, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which the Company was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, with the exception of the following:

(1) Christopher Grunder – Amixca AG

The Company advanced a refundable $190,000 deposit to Amixca AG for due diligence. After such due diligence, the Company decided not to proceed with the acquisition of Amixca AG. At the time of the advance of funds, Amixca AG and Workplan Holdings AG have a common significant shareholder (Christopher Grunder). On January 18, 2018, the Company entered into an agreement with Amixca AG for a period of three years commencing February 1, 2018 to provide business development services. The prepayment of $190,000 to Amixca AG was supposed to serve as consulting fees over the next three year period. The consulting agreement with Amixca AG was never utilized and Amixca AG did not provide any services. The consulting agreement was annulled and Amixca AG agreed to return the deposit with a payment schedule spanning over a year, beginning July 5, 2019 of $20,000 and thereafter, the first of every month of $15,455 until the full $190,000 has been repaid. As of 2020, the full amount has been repaid.

Sustainable Projects Group Inc.	Form 10-K	Page 19

(2) Global Gaming Media Inc.

The Company entered into an agreement with Global Gaming Media Inc., a company with a common majority shareholder (Christopher Grunder), and acquired the Gator Lotto App on May 25, 2018 by issuing 100,000 restricted shares at $4.00 per share for the valuation of $400,000. The purchase includes the application for the Florida lotteries, all software rights to the Gator Lotto App, the domain, etc. The Company spent an additional $11,000 toward development costs. The latest version of the Lotto App was launched February 2019. At December 31, 2018, the Company determined that an impairment of $168,000 was required which approximate its market value. As of June 2020, this asset has been impaired fully.

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

The Company has also adopted this definition for the independence of the members of its audit committee. Each of the directors is a member of the Company’s audit committee. The Company’s board of directors has determined that only Dr. Grothe and Ms. Fani Grunder were “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and are “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

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

2021 - $14,000

2020 - $18,800

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2021 - $nil

2020 - $nil

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2020 - $nil

2021 - $nil

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2021 - $nil

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

Sustainable projects Group Inc.

By:	/s/ Stefan Muehlbauer
Name:	Stefan Muehlbauer
Title:	Director, President & CEO
Dated:	March 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Sustainable Projects Group Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Stefan Muehlbauer	President, Chief Executive Officer, Principal Executive Officer	March 24, 2022
Stefan Muehlbauer	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Corporate Secretary, and Chief Communications Officer Member of the Board of Directors

Sustainable Projects Group Inc.	Form 10-K	Page 24