Form 10-Q
period 2022-09-30
Sustainable Projects Group Inc.
filed 2022-11-10
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	September 30, 2022

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road 383, Naples Florida	34102
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 9, 2022
common stock - $0.0001 par value	8,725,877

SUSTAINABLE PROJECTS GROUP INC.

For the NINE Months Ended SEPTEMBER 30, 2022 and 2021

index to condensed unaudited CONSOLIDATED interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	Page F-1

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	September 30,	December 31
	2022	2021
As at
ASSETS
Current Assets:
Cash and cash equivalents	$21,675	$55,971
Inventory – Note 4	3,939	3,939
Prepaid expenses and deposits	2,036	4,242
Discontinued assets	-	53,028
	27,650	117,180

Office equipment – Note 5	1,042	2,292
Intangible assets – Note 6, 7	71,468	91,718
Goodwill – Note 6	156,752	156,752

TOTAL ASSETS	$256,912	$367,942

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 8	$143,671	$173,567
Amount due to related parties – Note 12	116,684	89,204
Note payable – Note 9	-	50,000
Interest payable – Note 9	18,705	9,273
Convertible note payable – Note 9	125,000	-
Discontinued assets	-	9,643
TOTAL CURRENT LIABILITIES	404,060	331,687

NON-CURRENT LIABILITIES
Convertible note payable, related party – Note 9	50,000	100,000
TOTAL NON-CURRENT LIABILITIES	50,000	100,000

TOTAL LIABILITIES	454,060	431,687

STOCKHOLDERS’ DEFICIT
Common Stock – Note 10
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 8,725,877 (Dec 31, 2021 – 8,085,877)	872	808
Additional Paid in Capital	3,112,131	3,091,097
Obligation to issue shares – Note 9	-	21,098
Accumulated Deficit	(3,310,151)	(3,243,727)
Non-controlling interest – Note 11	-	66,979
TOTAL STOCKHOLDERS’ DEFICIT	(197,148)	(63,745)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$256,912	$367,942

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	Sep 30 2022	Sep 30 2021	Sep 30 2022	Sep 30 2021

Revenues
Gross Revenues	$-	$-	$-	$233
Cost of Goods Sold (recovery)	-	-	-	(282)
Gross Margin	-	-	-	515

Operating Expenses
Administrative and other operating expenses	3,766	3,357	11,073	10,190
Depreciation	7,167	7,167	21,500	22,181
Management fees	9,000	-	27,000	-
Professional fees	3,000	6,000	16,100	22,576
	22,933	16,524	75,673	54,947

Operating loss before interest expense	(22,933)	(16,524)	(75,673)	(54,432)
Interest expense	(3,592)	(2,221)	(9,432)	(3,303)

Loss from continuing operations	(26,525)	(18,745)	(85,105)	(57,735)
Loss from discontinued operations	(20,066)	(1,200)	(57,136)	(6,114)
Net loss before gain on deconsolidation	(46,591)	(19,945)	(142,241)	(63,849)
Gain on deconsolidation	50,106	-	50,106	-
Net income (loss) and comprehensive income (loss)	3,515	(19,945)	(92,135)	(63,849)

Net loss attributed to non-controlling interest
Discontinued operations	(9,030)	(519)	(25,711)	(2,570)

Net income (loss) attributed to stockholders	$12,545	$(19,426)	$(66,424)	$(61,279)
Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.002)	$(0.008)	$(0.008)
Weighted average no. of shares of common stock
-Basic and diluted	8,725,877	7,785,877	8,552,397	7,785,877

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

For September 30, 2022	Common Shares	Par Value at $0.001 Amount	Additional Paid in Capital	Obligation to Issue Shares	Accumulated Deficit	Non-controlling Interests	Total

Balance, December 31, 2021	8,085,877	$808	$3,091,097	$21,098	$(3,243,727)	$66,979	$(63,745)
Shares issued for debt at $0.033/share	640,000	64	21,034	(21,098)	-	-
Net loss and comprehensive loss	-	-	-	-	(31,097)	(1,510)	(32,607)

Balance, March 31, 2022	8,725,877	872	3,112,131	-	(3,274,824)	65,469	(96,352)
Net loss and comprehensive loss	-	-	-		(47,872)	(15,171)	(63,043)

Balance, June 30, 2022	8,725,877	872	3,112,131	-	(3,322,696)	50,298	(159,395)
Net gain and comprehensive gain	-	-	-	-	12,545	(9,030)	3,515

Deconsolidation of NCI	-	-	-	-	-	(41,268)	(41,268)

Balance, September 30, 2022	8,725,877	$872	$3,112,131	$-	$(3,310,151)	$-	$(197,148)

		Par Value at	Additional	Obligation		Non-
For September 30, 2021	Common Shares	$0.0001 Amount	Paid-in Capital	To Issue Shares	Accumulated Deficit	Controlling Interests	Total

Balance, December 31, 2020	7,785,877	$778	$3,080,627	$-	$(3,100,629)	$74,292	$55,068
Net loss and comprehensive loss	-	-	-	-	(17,665)	(1,800)	(19,465)

Balance, March 31, 2021	7,758,877	778	3,080,627	-	(3,118,294)	72,492	35,603
Shares for debt at $0.033 per share	-	-	-	21,098	-	-	21,098
Shares for services at $0.035 per share	-	-	-	10,500	-	-	10,500
Net loss and comprehensive loss	-	-	-	-	(24,188)	(251)	(24,439)

Balance, June 30, 2021	7,785,877	778	3,080,627	31,598	(3,142,482)	72,241	42,762
Net loss and comprehensive loss	-	-	-	-	(19,426)	(519)	(19,945)
Balance, September 30, 2021	7,785,877	$778	$3,080,627	$31,598	$(3,161,908)	$71,722	$22,817

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine	For the nine
	months ended	months ended
	Sep 30, 2022	Sep 30, 2021
Cash Flows from operating activities:
Net loss and comprehensive loss	$(92,135)	$(63,849)
Loss from discontinued operations	(57,136)	(6,114)
Loss from continuing operations	(34,999)	(57,735)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Depreciation	21,500	22,356
Gain on deconsolidation	(50,106)	-
Shares issued for services	-	10,500
Changes in current assets and liabilities
Prepaid expenses	2,206	3,200
Interest payable	9,432	3,304
Accounts payable and accrued expenses	(29,396)	(11,940)
Amount due to related parties	26,980	1,200
Net cash provided by (used in) operating activities
From continuing operations	(54,383)	(29,115)
From discontinued operations	(4,913)	1,916
	(59,296)	(27,199)

Cash Flows from financing activities:
Proceeds from convertible notes payable	25,000	100,000
Net Cash generated from financing activities	25,000	100,000

Net (decrease) increase in cash and cash equivalents	(34,296)	72,801
Cash and cash equivalents at beginning of period	55,971	1,265
Cash and cash equivalents at end of period	$21,675	$74,066

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the condensed consolidated interim financial statements

Form 10-Q	Sustainable Projects Group Inc.	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company has accumulated a deficit of $3,310,151 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $21,675 cash on hand as at September 30, 2022. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, result of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s December 31, 2021 annual financial statements. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the year ended December 31, 2022.

The accompanying condensed consolidated unaudited interim financial statements include the accounts of the Company, it’s wholly subsidiary YER Brands Inc., and its joint venture, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) The Company controls 55% of Hero Wellness Systems Inc. Pursuant to Accounting Standards Codification Topic 810, the joint venture company is considered as a variable interest entity that requires the Company to consolidate its account. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint venture have been included in the Company’s consolidated financial statements and the non-controlling interest that were not attributable to the Company have been reported separately. At September 30, 2022, Hero Wellness Systems’ assets were impaired and the Company impaired its investment and eliminated Hero Wellness System’s accounts from the condensed consolidated financial statements.

Form 10-Q	Sustainable Projects Group Inc.	Page F-6

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its corporation wide basis in comparison to its various businesses. The Company has three reportable segments. The business operations consist of YER Brands and Sustainable Projects Group. The segment for Hero Wellness Systems Inc. has been extinguished at September 30, 2022. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as the gross sales and miscellaneous income. At September 30, 2022, revenues were reported as follows:

	For the nine	For the nine	For the twelve
	months ended	Months ended	months ended
	September 30, 2022	September 30, 2021	December 31, 2021

Sales
Sustainable Projects Group	$-	$-	$-
YER Brands	-	233	233
Hero Wellness Systems (discontinued operation)	-	5,120	5,120
Total Sales	$-	$5,353	$5,353

Total Assets
Sustainable Projects Group	$23,409	79,081	$59,806
YER Brands	233,503	262,275	255,108
Hero Wellness Systems (discontinued operation)	-	53,086	53,028
Total Assets	$256,912	$394,442	$367,942

Form 10-Q	Sustainable Projects Group Inc.	Page F-7

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the accompanying financial statements.

4. Inventory

	Sep 30, 2022	Dec 31, 2021

YER Brands (Materials)	$3,939	$3,939
Total	$3,939	$3,939

5. Office furniture and equipment

	Sep 30, 2022	Dec 31, 2021

Cost – YER Brands	$9,789	$9,789
Accumulated depreciation	(8,747)	(7,497)
Total	$1,042	$2,292

Depreciation for the nine months ended September 30, 2022 was $1,250 (2021 year - $2,881).

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

Goodwill has been recorded on the Soy Yer Dough purchase as the amount of the investment was greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. The identifiable assets and goodwill was calculated as follows:

Purchase Price	$300,002

Allocated to - License	135,000
Equipment	5,000
Inventory	3,250
Identifiable net assets	143,250

Allocated to Goodwill	$156,752

Form 10-Q	Sustainable Projects Group Inc.	Page F-8

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

		September 30, 2022		December 31, 2021
	Cost	Depreciation	Net	Net
Intellectual properties	$135,000	$64,125	$70,875	$91,125
Trademark, patent	593	-	593	593
	$135,593	$64,125	$71,468	$91,718

Amortization for the nine months ended September 30, 2022 was $20,250 (2021 year - $27,000).

Amortization for over the remaining 4 years will be as follows:

Year ended December 31
2022	$6,750
2023	$27,000
2024	$27,000
2025	$10,125
Total	$70,875

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of September 30, 2022 are summarized as follows:

	Sep 30, 2022	Dec 31, 2021

Accounts payable	$138,471	$162,067
Accrued liabilities	5,200	11,500
Total	$143,671	$173,567

9. Note payable, Convertible notes payable and Obligation to issue shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan was due on or before April 15, 2022, but on March 28, 2022, the loan agreement was extended to April 15, 2024. At September 30, 2022, there was $6,281 in accrued interest (December 31, 2021- $4,972).

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

On July 23, 2021, the Company received $100,000 pursuant to a two-year unsecured convertible promissory note payable, bearing an interest at 10% per annum. The loan may be renewed at the option of the Lender and is secured via a security agreement supported by Company’s present and future assets. The outstanding principal and unpaid accrued interest will automatically convert into shares of the Company on or before the maturity date upon the closing of a “Qualified Transaction” to an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. If the event that the Qualified Transaction is not consummated on or prior to the maturity date, the Lender has the right to convert the principal and unpaid accrued interest of the note into shares of the Company to an amount equal to 25% of the fully diluted capitalization of the Company. A Qualified Transaction is defined as the reverse merger of the Company with a target company. On June 22, 2022, the Company received an additional $25,000. The outstanding principal and unpaid accrued interest may be converted to an amount equal to 5% of the fully diluted capitalization of the Company on a post-money basis. At September 30, 2022, the accrued unpaid interest was $12,424 (December 31, 2021 - $4,301).

The total interest payable on the loans at September 30, 2022 was $18,705 (2021 year - $9,273).

Form 10-Q	Sustainable Projects Group Inc.	Page F-9

10. Common stock

The following stock transaction occurred in the Company during the nine-month period ended September 30, 2022:

a)	The Company issued 640,000 common shares for a debt settlement for a convertible note payable of $20,000 and accrued interest of $1,098.

The following transactions occurred during the year ended December 31, 2021:

a)	The Company reached a debt settlement arrange to issue 640,000 shares of common stock for a convertible note payable of $20,000 and accrued interest of $1,098, a $0.033 per share value ..

(See Note (Note payable, Convertible note payable and Obligation to issue shares).

b)	300,000 shares of common stock were issued for consulting services of $10,500, a $0.035 per share value.

11. Equity in joint venture, non-controlling interest

Hero Wellness Systems Inc.

The Company had a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (“Hero”)(formerly Vitalizer Americas Inc.) (See Note 13). Hero is in the business of importing, marketing, distribution and sale of luxury massage therapeutic chairs. Hero is still in its early stages of development. The company participated in several conferences to showcase and introduce its products in the market. The company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to September 30, 2022 and December 31, 2021 with intercompany transactions eliminated. Effective September 30, 2022, the assets, liabilities and non-controlling interest of Hero Wellness Systems that were consolidated on the balance sheet were eliminated.

	Sep 30, 2022	Dec 31, 2021
Assets	$-	$53,028
Liabilities	(8,838)	(9,643)
Net Assets (liabilities)	$(8,838)	$43,385

Revenues	$4,280	$5,120
Expenses	(61,416)	(21,371)
Net Income	$(57,136)	$(16,251)

Company’s joint venture interest portion on net loss	$(31,425)	$(8,938)

Non-controlling joint venture interest on net loss	$(25,711)	$(7,313)

Company’s Capital contribution to joint venture	$286,825	$286,825

Company’s joint venture interest portion in net assets (liabilities)	$(4,861)	$23,862

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	156,450	156,450

Reduced by losses to date
Prior years	(89,471)	(82,158)
Current period	(25,711)	(7,313)
Net non-controlling interest portion in equity, adjusted for losses to date, before deconsolidation	$41,268	$66,979

Form 10-Q	Sustainable Projects Group Inc.	Page F-10

12. Discontinued Operations

Effective September 30, 2022, the Company impaired its investment in Hero Wellness Systems, Inc. and eliminated that company’s accounts from the condensed consolidated financial statements through deconsolidation. All expenses incurred by Hero Wellness Systems, Inc. up to September 30, 2022 have been disclosed as discontinued operations. An analysis of the financial results of the discontinued operations are as follows.

Revenues
Sales	$4,280
Cost of sales	(5,472)
Net margin (loss)	(1,192)
Expenses
General and administrative	5,888
Professional; fees	2,500
Inventory write down	47,556
(55,944)
Net loss from discontinued operations	$(57,136)

Upon consolidation, the Company recorded the following gain
Net assets (liabilities) eliminated on deconsolidation	$(8,838)
Elimination of non-controlling interest	(41,268)
Gain on deconsolidation	$50,106

13. Related party transactions

During the nine months ended September 30, 2022, the Company incurred management fees from a director/officer totaling an aggregate of $18,000 (2021 year - $24,000). At September 30, 2022, $60,250 was owing to the director/officer for management fees, current and past due, and $2,020 for out of pocket expenses. During the nine months ended September 30, 2022, the Company incurred management fees from an officer totaling $9,000 (2021 year - $12,000). At September 30, 2022, $12,766 was owing to that officer for past due salaries and $21,000 for management fees.

At September 30, 2022, the Company owes a company controlled by the above two related parties of $20,647 for office expenses.

See Note 9, Notes payable, Convertible notes payable and Obligation to issue shares, for a loan transaction with the relative of the CEO.

14. Subsequent Events

There were no subsequent events

Form 10-Q	Sustainable Projects Group Inc.	Page F-11

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

Overview

The following discussion of the Company’s financial condition, changes in financial condition and results of operations for the nine months ended September 30, 2022 should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the full year ended December 31, 2021.

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

During the month of September 2022 the decision was made to exit the JV for Hero Wellness Systems Inc. given the continued price erosion in the massage chair segment. Additionally, sales of Massage systems did not meet expectations, making the long-term prospects of this venture significantly more challenging.

Form 10-Q	Sustainable Projects Group Inc.	Page 2

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

Form 10-Q	Sustainable Projects Group Inc.	Page 3

SUSTAINABLE PROJECTS GROUP INC.

CONDENSED CONSOLIDATED INTERIM

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	Sep 30 2022	Sep 30 2021	Sep 30 2022	Sep 30 2021

Revenues
Gross Revenues	$-	$-	$-	$233
Cost of Goods Sold (recovery)	-	-	-	(282)
Gross Margin	-	-	-	515

Operating Expenses
Administrative and other operating expenses	3,766	3,357	11,073	10,190
Depreciation	7,167	7,167	21,500	22,181
Management fees	9,000	-	27,000	-
Professional fees	3,000	6,000	16,100	22,576
	22,933	16,524	75,673	54,947

Operating loss before interest expense	(22,933)	(16,524)	(75,673)	(54,432)
Interest expense	(3,592)	(2,221)	(9,432)	(3,303)

Loss from continuing operations	(26,525)	(18,745)	(85,105)	(57,735)
Loss from discontinued operations	(20,066)	(1,200)	(57,136)	(6,114)
Net loss before gain on deconsolidation	(46,591)	(19,945)	(142,241)	(63,849)
Gain on deconsolidation	50,105	-	50,105	-
Net income (loss) and comprehensive income (loss)	3,515	(19,945)	(92,135)	(63,849)

Net income (loss) attributed to non-controlling interest
Discontinued operations	(9,030)	(519)	(25,711)	(2,570)

Net income (loss) attributed to stockholders	$12,545	$(19,426)	$(66,424)	$(61,279)
Loss per share of common stock
-Basic and diluted	$(0.001)	$(0.002)	$(0.008)	$(0.008)
Weighted average no. of shares of common stock
-Basic and diluted	8,725,877	7,785,877	8,552,397	7,785,877

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $7,500 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $90,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $30,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

Form 10-Q	Sustainable Projects Group Inc.	Page 4

As at September 30, 2022, the Company had cash of $21,625 and total liabilities of $404,060. During the 12 month period following the date of this report, management anticipates that the Company will not generate enough revenue to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be an alternative for funding the Company’s plan of operations as it does not have tangible assets to secure any debt financing. Rather management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Nine Month Period Ended September 30, 2022

At September 30, 2022, the Company had a cash balance of $21,675 and a working capital deficit of $376,410, compared to a cash balance of $55,971 for the period ended December 31, 2022.

The notes to the Company’s financial statements as of September 30, 2022, disclose its uncertain ability to continue as a going concern. The Company has accumulated a deficit of $3,310,151 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has $21,675 cash on hand as at September 30, 2022. Cash used in operations was $59,296 for the nine month period ended September 30, 2022. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the nine month period ended September 30, 2022 was net cash used in operations $59,296, which was primarily due to the decrease of our operating activities.

Net Cash Flows From Investing Activities.

The Company’s net cash flow used in investing activities during the nine month period ended September 30, 2022 was $Nil, as compared to a net cash flow used by investing activities of $Nil for the same time period for the prior year fiscal period.

Net Cash Flows From Financing Activities.

The Company’s net cash flow from financing activities during the nine month period ended September 30, 2022 was $25,000, as compared to $100,000. in the same time period for the prior year fiscal period.

Form 10-Q	Sustainable Projects Group Inc.	Page 5

Operations Results for the Nine Month Period Ended September 30, 2022

Net Loss. During the nine month period ended September 30, 2022, the Company had a net loss of $92,135, of which $25,711 was attributed to non-controlling interest, leaving a net loss attributed to stockholders of $66,424. The loss consisted generally from professional fees and other operating expenses such as administrative fees, management fees and depreciation, compared to the same time period for the prior fiscal period, when the Company had a net loss of $61,279, which was primarily due to professional fees, management fees, consulting fees, administrative and other operating expenses. These costs during the nine month period ended September 30, 2022 was primarily attributable to maintaining the company’s operations.

Revenue. During the nine month period ended September 30,2022, the Company had revenues of $Nil compared to $233 from the same period in the prior year. The low level of revenue was primarily due to our shortage of staff and continued impact of the unprecedented Covid-19 crisis, which had significant impact on consulting opportunities and sales of products.

Operating Expenses. The Company’s operating expenses during the nine month period ended September 30, 2022 were $75,673 as compared to the same time period for the prior fiscal period of $54,432. Given the unprecedented impact of the Covid-19 crisis and underlying uncertainty of financing and business expansion opportunities, management implemented a stringent cost cutting program which led to the significantly lower cost base for the company.

Going Concern

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue any extensive business activities. For these reasons the financial statements have been prepared assuming the Company will continue as a going concern. The Company has accumulated a deficit of $3,310,151 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has $21,675 cash on hand as at September 30, 2022. Cash used in operations was $59,296 for the nine month period ended September 30, 2022. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 month period. The Company may seek additional equity as necessary and it expects to raise funds through private or public equity investment in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for The Company on acceptable terms, if at all.

Form 10-Q	Sustainable Projects Group Inc.	Page 6

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

Form 10-Q	Sustainable Projects Group Inc.	Page 7

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, the Company failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended September 30, 2022. As a result, the Company’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of the Company’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect internal control over financial reporting.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 8

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

During nine month period ended September 30, 2022, the Company did not issue shares.

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

Form 10-Q	Sustainable Projects Group Inc.	Page 9

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to the Company’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

Form 10-Q	Sustainable Projects Group Inc.	Page 10

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended September 30, 2022, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Sustainable Projects Group Inc.

Dated: November 9, 2022	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
President and Chief Executive Officer
(Principal Executive Officer)

Form 10-Q	Sustainable Projects Group Inc.	Page 12