Form 10-K
period 2022-12-31
Sustainable Projects Group Inc.
filed 2023-03-31
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2022

☐	transition report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

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

Securities registered pursuant to Section 12(g) of the Act:

Common stock - $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☒ No

As of June 30, 2022, the last day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates, computed by reference to the price at which the common stock was last sold prior to June 30, 2022 was approximately $213,264. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2023
Common stock - $0.0001 par value	287,190,813

Documents incorporated by reference

None

Forward Looking Statements

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

●	changes in economic and business conditions;

●	our limited operating history in the lithium industry;

●	availability of raw materials;

●	increases in the cost of raw materials and energy;

●	the pace of adoption and cost of developing electric transportation and storage technologies dependent upon lithium batteries;

●	estimates of and volatility in lithium prices or demand for lithium;

●	changes in our market in general;

●	the occurrence of regulatory actions, proceedings, claims or litigation;

●	changes in laws and government regulations impacting our operations;

●	the effects of climate change, including any regulatory changes to which we might be subject;

●	hazards associated with chemicals manufacturing;

●	changes in accounting standards;

●	our ability to access capital and the financial markets;

●	volatility and uncertainties in the debt and equity markets;

●	the development of an active trading market for our common stock;

●	the occurrence of cyber-security breaches, terrorist attacks, industrial accidents or natural disasters;

●	technology or intellectual property infringement, including through cyber-security breaches, and other innovation risks;

●	recruiting, training and developing employees;

●	our failure to successfully execute our growth strategy, including any delays in our future growth;

●	decisions we may make in the future;

●	uncertainties as to the duration and impact of the COVID-19 pandemic; and

●	other specific risks that may be referred to in this report.

Sustainable Projects Group Inc.	Form 10-K	Page 2

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements, except as required by federal securities laws. See Part I, Item 1A. “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on our future results.

part I

Item 1. Business.

Overview

Sustainable Projects Group Inc. (“SPGX,” “we,” “us,” our” or the “Company”) is a pure-play lithium company focused on supplying high performance lithium compounds to the fast-growing electric vehicle (“EV”) and broader battery markets. We have developed a proprietary technology to extract lithium from oilfield wastewater, which we believe will enable us to manufacture lithium compounds quickly, at an attractive cost, and with a minimal environmental footprint, which we expect to provide us with a competitive advantage over other lithium manufacturers. We believe this competitive advantage will enable us to capitalize on the acceleration of vehicle electrification and renewable energy adoption.

We plan to establish our first lithium carbonate manufacturing facility in 2023, which we anticipate will be capable of manufacturing up to 1,000 metric tons of lithium carbonate equivalent (“LCE”), and we plan to begin manufacturing battery-grade lithium compounds at such facility in the first half of 2024.

On February 14, 2023, SPGX entered into a Securities Exchange Agreement (the “Agreement”) with Lithium Harvest ApS, a Denmark private limited liability company (“Lithium Harvest”), and all of the shareholders of Lithium Harvest (the “Shareholders”). Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of SPGX’s common stock (the “Exchange Transaction”). The Exchange Transaction closed on February 14, 2023.

Prior to the Exchange Transaction, SPGX was a business development company engaged in project development and holdings through value-based investments and collaborative partnerships, including a joint venture relationship with Hero Wellness Systems Inc. (“Hero Wellness”) and a purchase agreement with the inventors of the Soy-yer Dough product line. During September 2022, SPGX decided to exit the joint venture with Hero Wellness, and following the Exchange Transaction, SPGX has not made concrete plans on expansion of the Soy-yer Dough project.

Sustainable Projects Group Inc.	Form 10-K	Page 3

Our Technology and Products

Direct Lithium Extraction Technology. Our Direct Lithium Extraction (“DLE”) technology enables us to extract and manufacture lithium compounds from oilfield wastewater in a few hours. Competing technologies typically extract and manufacture lithium compounds from brine or hard rock through processes that take up to two to three years. Our DLE technology also allows us to adjust production according to customer needs, which we believe puts us in a favorable position to meet growing demand.

Lithium Carbonate and Lithium Hydroxide. We plan to produce battery-grade lithium carbonate and lithium hydroxide for use in high performance lithium-ion batteries for EVs and broader battery markets. We plan to produce both standardized and customer specific compounds.

Our Growth Strategy

To fully capitalize on the growing demand for lithium compounds, our growth strategy will involve continued investment in manufacturing facilities, research and development, and our people. Essential features of our growth strategy include:

●	Build and expand manufacturing capacities. We plan to establish our first lithium carbonate manufacturing facility in 2023, which we anticipate will be capable of manufacturing up to 1,000 metric tons of LCE, and we plan to begin manufacturing battery-grade lithium compounds at such facility in the first half of 2024. We plan to continue to invest in manufacturing capacity and aim to have a total manufacturing capacity in excess of 6,000 metric tons of LCE by the end of 2026.

●	Enter new geographic areas and expand North American operations. We believe that U.S. and international governments will increasingly support the local and sustainable production of critical minerals, including lithium compounds, for the green energy transition. Our first lithium carbonate manufacturing facility is planned to be established in Texas, and we intend to continue to expand our operations in North America in the near term, and eventually expand to Europe.

●	Continued investment in research and development and the expansion of our product portfolio. We believe that the continued evolution of battery technologies will require new forms of lithium to be produced. To ensure that we are well-positioned to develop new products to keep pace with the evolving battery technology industry, we plan to continue to focus and invest in research and development. Further, we plan to utilize our proprietary technology to expand our product portfolio to also include nickel, magnesium and vanadium.

●	Focus on sustainability. We believe that lithium will continue to be an important component of the green energy transition. Likewise, we believe that there will be a continued and increased focus on responsible lithium production and the Environmental, Social and Governance issues and concerns related to the production of lithium. Operating in a socially conscious, ethical, safe and sustainable manner is reflected in our core values. Further, we believe that our DLE technology has the lowest environmental footprint of any lithium extraction technology in the industry. We believe that our sustainable extraction technology and our local manufacturing will differentiate us from our competitors and help us build important strategic relationships with customers and other stakeholders.

●	Invest in our people. Our business depends on highly specialized research scientists, engineers, a technical sales force and experienced management. We are committed to investing in our people through training and development. We aim to attract and retain talent by cultivating an inclusive and positive working environment that creates and supports diversity and provides equal opportunity and fairness in our management systems.

Competitive Strengths

We believe the following strengths underpin our ability to grow our business and profitability:

●	Direct Lithium Extraction. Our DLE technology enables us to extract and manufacture lithium compounds from oilfield wastewater in a few hours. Competing technologies typically extract and manufacture lithium compounds from brine and hard rock through a process that takes up to two to three years. Our DLE technology also allows us to adjust production according to customer needs, which we believe puts us in a favorable position to meet growing demand.

●	Stable and readily available lithium feedstock. We use our DLE technology to produce high performance lithium compounds from oilfield wastewater (also referred to as “produced water”). The global oil and gas industry produces more than 250 million barrels of produced water per day, which will provide a stable supply of lithium feedstock. Further, our DLE technology does not require us to acquire land and obtain drilling permits, which we believe will allow us to establish new lithium operations and ramp production much quicker than our competitors.

Sustainable Projects Group Inc.	Form 10-K	Page 4

●	Low capital expenditure. Because our DLE technology does not require us to acquire land and obtain drilling permits, we believe that we can establish lithium operations at a lower cost than our competitors.

●	Low operating expenses. We believe that our operating expenses will be competitive with any other technology used in the industry. Our manufacturing facilities will use a high degree of automation, which we expect to lower our operating expenses. Our lithium compounds are produced from a waste product and will be extracted, refined and packaged in the same facility, which we believe will lower our costs for transportation.

●	Local manufacturing. We plan to produce our products as close to our customers as possible. We believe that governments will be increasingly focused on the local supply of critical minerals, and recent regulatory developments in our geographical focus areas strongly incentivize battery and vehicle manufacturers to source locally produced lithium products.

●	Sustainable production. We produce our lithium compounds from oilfield wastewater. More than 90% of all water used in our production is cleaned and reused. We believe that we will have the lowest environmental footprint in the industry, and we believe that customers and end-users will be increasingly focused on sustainable manufacturing of battery materials. We believe that our low environmental footprint will position us favorably against competitors using more traditional lithium extraction technologies.

Our Market

The market for battery grade lithium compounds is global, and we plan to sell our products worldwide. Based on estimates by Benchmark Minerals, lithium demand is forecasted to rise from 350,000 tons in 2020 to 2.5 million tons in 2030 and over 7 million tons in 2040, with a positive long-term price trend estimate of $15,000 per ton for battery-grade Lithium Carbonate and Lithium Hydroxide from 2025 to 2040. We believe that the continued electrification of transportation and transition to renewable energy sources will support continued significant growth in demand for lithium compounds over the next decade.

Raw Materials

Lithium

We produce our lithium products from oilfield wastewater. The annual global production of produced water is more than 250 million barrels per day. The U.S. production of produced water is more than 50 million barrels per day. Not all produced water is suitable for lithium production, but we estimate that the current U.S. production of produced water is sufficient to produce more than 500,000 metric tons of LCE annually.

We plan to enter into long-term supply agreements with oil and gas companies and service providers for the supply of produced water.

Water

All fresh water used in our production will be reused water from the production of oil and natural gas. We do not require any additional fresh water supplies.

Energy

Our production relies on a steady source of energy. We expect to use solar energy to the extent possible, but we will require an external supply of energy for our equipment.

Other raw materials

We use a range of raw materials and chemicals intermediates in our production processes. We generally expect to satisfy our requirements through spot purchases but likely will rely on medium-to-long-term agreements for the supply of certain raw materials.

Sustainable Projects Group Inc.	Form 10-K	Page 5

Generally, we are not expecting supply chain constraints, but temporary shortages of certain raw materials may occur and cause temporary price increases. During periods of high demand, our raw materials are subject to significant price fluctuations that may have an adverse impact on our results of operations. In addition, there could be inflationary pressure on the costs of raw materials.

Competition

Our products will compete with other lithium compounds available in the market. Many of our competitors are large companies with long-term experience in the industry. The market for battery grade lithium compounds faces barriers to entry, including access to a stable and sufficient supply of lithium feedstock, the ability to produce a sufficient quality and quantity of lithium, technical know-how, and sufficient lead time to develop new lithium mining projects. We believe that our DLE technology enables us to produce high quality products quickly, at an attractive cost, and with a minimal environmental footprint, which we believe will differentiate us from our competitors. We intend to continue to invest in research and development to further improve our products, develop new products, and build market share.

Intellectual Property

Our success depends in part upon our ability to protect and use our DLE technology and the intellectual property rights related to our DLE technology. On December 15, 2022 we received an “Intention to Grant” notification from the Danish Patent and Trademark Office. We expect the Danish patent to be granted in the first quarter of 2023. Further, we have a pending application for a U.S. patent. If granted, these patents will expire in 2042.

Customers

We intend to sell our products to customers in the EV and broader battery markets, and plan to initially sell lithium locally to customers in the regions close to our manufacturing facilities.

Sales and Marketing

We intend to initially sell our products directly to customers in the U.S. and anticipate that we will subsequently sell our products to customers throughout North America, Asia and Europe.

Manufacturing

We intend to manufacture the lithium compounds we extract at our own facilities. We intend to construct our first commercial manufacturing facility in 2023.

Research and Development

We conduct research and development to optimize our DLE technology and our lithium products and to develop new product candidates and technologies.

Seasonality

Our operations are generally not impacted by seasonality. However, production is expected to be marginally lower during the summer due to the U.S. vacation season.

Government Controls and Regulations

We are subject to and will incur capital and operating costs to comply with U.S. federal, state and local environmental, health and safety laws and regulations, including those governing employee health and safety, the composition of our products, the discharge of pollutants into the air and water, and the management and disposal of hazardous substances and wastes.

In June 2016, modifications to the Toxic Substances Control Act in the United States were signed into law, requiring chemicals to be assessed against a risk-based safety standard and for the elimination of unreasonable risks identified during risk evaluation. Other initiatives in Asia and potentially in other regions will require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products.

Sustainable Projects Group Inc.	Form 10-K	Page 6

To the extent we manufacture or import products into the European Union (“EU”) or downstream users of our products are located in the EU, we may be subject to the European Community Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). REACH imposes obligations on EU manufacturers and importers of chemicals and other products into the EU to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Currently, certain lithium products are undergoing a risk assessment review under REACH, which may eventually result in restrictions in the handling or use of lithium carbonate and other lithium products that we produce, which may increase our production costs. In addition, REACH regulations impose significant additional responsibilities and costs on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. REACH, if applicable to the sale or manufacture of our products, may lead to increases in the costs of raw materials we may purchase and the products we may sell in the EU, which could increase the costs of our products and result in a decrease in their overall demand.

We use and generate hazardous substances and wastes in our operations and may become subject to claims and substantial liability for personal injury, property damage, wrongful death, loss of production, pollution and other environmental damages relating to the release of such substances into the environment. Depending on the frequency and severity of such incidents, it is possible that the Company’s revenues, operating costs, insurability and relationships with customers, employees and regulators could be impaired.

Human Capital Management

We had eight full-time employees as of March 1, 2023. None of our employees are represented by a labor organization or are a party to a collective bargaining arrangement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other reports required by the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available to the public free of charge on the SEC’s website at www.sec.gov.

In addition, we voluntarily send an annual report to our stockholders. This report includes audited financial statements and other information about our company’s performance, operations, and strategies. Stockholders can elect to receive this report in electronic form by visiting our Investor Relations website at www.spgroupe.com or by contacting our Investor Relations department at info@spgroupe.com. Information contained on our website is not a part of this Annual Report on Form 10-K and the inclusion of our website address is an inactive textual reference only.

Item 1A. Risk Factors.

Risk Factors

Risks Related to Our Business

Demand and market prices for lithium will greatly affect the value of our investment in our lithium projects and our ability to develop them successfully.

The prices of commodities vary on a daily basis. Price volatility could have dramatic effects on the results of operations and our ability to execute our business plan. The price of lithium materials may also be reduced by the discovery of new lithium deposits and production methods, which could not only increase the overall supply of lithium (causing downward pressure on its price), but could draw new firms into the lithium industry that could compete with us. Even if commercial quantities of lithium are produced by us, there is no guarantee that a profitable market will exist for the sale of the lithium. The development of our projects will be significantly affected by changes in the market price of lithium-based end products, such as lithium carbonate and lithium hydroxide. Factors beyond our control may affect the marketability of any lithium produced. The prices of various metals have experienced significant movement over short periods of time and are affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The supply of and demand for lithium is affected by various factors, including, among others, political events, economic conditions and production costs in major producing regions. Furthermore, the price of lithium products is significantly affected by their purity and performance, and by the specifications of end-user battery manufacturers. If the products produced from our projects do not meet battery-grade quality and/or do not meet customer specifications, pricing will be reduced from that expected for battery-grade product. In turn, the availability of customers may also decrease. We may not be able to effectively mitigate against pricing risks for our products. Depressed pricing for our products will affect the level of revenues expected to be generated by us, which in turn could affect our value, share price and the potential value of our properties. There can be no assurance that the price of lithium will be such that it can be produced at a profit.

Sustainable Projects Group Inc.	Form 10-K	Page 7

Competition within our industry may adversely affect our businesses and results of operations.

We face strong competition from companies in connection with the production of lithium. Many of these companies have greater financial resources, operational experience and technical capabilities than us, and as a result, our competitors may be able to produce and sell lithium at a lower cost than us. Consequently, our prospects, revenues, operations and financial condition could be materially adversely affected.

The development of non-lithium battery technologies could adversely affect us.

The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues. While current and next generation high energy density batteries for use in EVs rely on lithium compounds as a critical input, alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these technologies could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon, but commercialized battery technologies that use no, or significantly less, lithium could materially and adversely impact our prospects and future revenues.

There is risk to the growth of lithium markets.

Our lithium business is significantly dependent on the continued growth in demand for lithium batteries for EVs and energy storage. To the extent that such development, adoption and growth do not occur in the volume and/or manner that we contemplate, including for reasons described under the heading “The development of non-lithium battery technologies could adversely affect us” above, the long-term growth in the markets for lithium products may be adversely affected, which would have a material adverse effect on our business, financial condition and operating results.

Our business is subject to hazards common to chemical and natural resource extraction businesses, any of which could injure our employees or other persons, damage our facilities or other properties, interrupt our production and adversely affect our reputation and results of operations.

Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, as well as natural resource extraction, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life to our employees and other persons, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of disruptions, shutdowns or other material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could adversely affect our reputation and have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.

Sustainable Projects Group Inc.	Form 10-K	Page 8

Our business is subject to a number of operational risks.

We are subject to a number of operational risks and may not be adequately insured for certain risks, including, among others, environmental contamination, liabilities arising from historic operations, accidents or spills, industrial and transportation accidents, which may involve hazardous materials, labor disputes, catastrophic accidents, fires, blockades or other acts of social activism, changes in the regulatory environment, the impact of non-compliance with laws and regulations, natural phenomena such as inclement weather conditions, floods, earthquakes, ground movements, cave-ins, and encountering unusual or unexpected geological conditions and technological failure of exploration methods.

There is no assurance that the foregoing risks and hazards will not result in damage to, or destruction of, our property, personal injury or death, environmental damage, increased costs, monetary losses and potential legal liability and adverse governmental action. These factors could all have an adverse impact on our future cash flows, earnings, results of operations and financial condition.

The resource extraction business is cyclical in nature.

The resource extraction business and the marketability of the products it produces are affected by worldwide economic cycles. At the present time, the significant demand for lithium and other commodities in many countries is driving increased prices, but it is difficult to assess how long such demand may continue. Fluctuations in supply and demand of resources in various regions throughout the world are common.

As our business is in the development stage and as we do not carry on commercial-scale production activities, our ability to fund ongoing development is affected by the availability of financing which is, in turn, affected by the strength of the economy and other general economic factors.

Electronic vehicle regulations and economic incentives may impact our business.

Demand for lithium-based end products, such as lithium-ion batteries for use in EVs, may be impacted by changes to government regulation and economic incentives. Government and economic incentives that support the development and adoption of EVs in the U.S. and abroad, including certain tax exemptions, tax credits and rebates, may be reduced, eliminated or exhausted from time to time. For example, previously available incentives favoring EVs in areas including Canada, Germany, Hong Kong, and California have expired or were cancelled or made temporarily unavailable, and in some cases were not replaced or reinstituted. Any similar developments could have a negative impact on overall prospects for growth of the lithium market and pricing, which in turn could have a negative effect on us and our projects.

Our business depends on adequate infrastructure.

Resource extraction activities depend on adequate infrastructure. Reliable roads, bridges, and power sources are important determinants which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, or community, government or other interference in the maintenance or provision of such infrastructure could adversely affect our operations, financial condition and results of operations.

Sustainable Projects Group Inc.	Form 10-K	Page 9

Fluctuating construction costs can impact our business.

As a result of the substantial expenditures involved in resource extraction development projects, developments are prone to material cost overruns versus budget. The capital expenditures and time required to develop new projects are considerable and changes in cost or construction schedules can significantly increase both the time and capital required to build the project.

Construction costs and timelines can be impacted by a wide variety of factors, many of which are beyond our control. These include, but are not limited to, weather conditions, ground conditions, availability of material required for construction, availability and performance of contractors and suppliers, inflation, delivery and installation of equipment, design changes, accuracy of estimates and availability of accommodations for the workforce.

Project development schedules are also dependent on obtaining the governmental approvals necessary for the operation of a project. The timeline to obtain these government approvals is often beyond our control.

Our business could be adversely affected by environmental, health and safety laws and regulations.

The nature of our business exposes us to risks of liability under environmental laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. In the jurisdictions in which we operate, or will operate, we are or will be subject to numerous U.S. and non-U.S. national, federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities, including, for example, current and prior property owners or operators, as well as entities that arranged for the disposal of the hazardous substances. Such liabilities may be material and can be difficult to identify or quantify.

Further, some of the raw materials we handle are subject to government regulation. These regulations affect the manufacturing processes, handling, uses and applications of our products. In addition, our production facilities require numerous operating permits. Due to the nature of these requirements and changes in our operations, our operations may exceed limits under permits or we may not have the proper permits to conduct our operations. Ongoing compliance with such laws, regulations and permits is an important consideration for us, and we expect to incur substantial capital and operating costs in our compliance efforts. Compliance with environmental laws generally increases the costs of manufacturing, registration/approval requirements, transportation and storage of raw materials and finished products, and storage and disposal of wastes, and could have a material adverse effect on our results of operations. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements. Furthermore, environmental laws are subject to change and have become increasingly stringent in recent years. We expect this trend to continue and to require materially increased capital expenditures and operating and compliance costs.

Sustainable Projects Group Inc.	Form 10-K	Page 10

We are subject to extensive foreign government regulation that can negatively impact our business.

We are subject to government regulation in non-U.S. jurisdictions in which we conduct our business, including Denmark, among others. These jurisdictions may have different tax codes, environmental regulations, labor codes and legal frameworks, which add complexity to our compliance with these regulations. The requirements for compliance with these laws and regulations may be unclear or indeterminate and may involve significant costs, including additional capital expenditures or increased operating expenses, or require changes in business practice, in each case that could result in reduced profitability for our business. Our having to comply with these foreign laws or regulations may provide a competitive advantage to competitors who are not subject to comparable restrictions or prevent us from taking advantage of growth opportunities. Determination of noncompliance can result in penalties or sanctions that could also adversely impact our operating results and financial condition.

Our inability to protect our intellectual property rights, or being accused of infringing on intellectual property rights of third parties, could have a material adverse effect on our business, financial condition and results of operations.

We rely on the ability to protect our intellectual property rights and depend on patent, trademark and trade secret legislation to protect our proprietary know-how. There can be no assurance that we have adequately protected or will be able to adequately protect our valuable intellectual property rights, or will at all times have access to all intellectual property rights that are required to conduct our business or pursue our strategies, or that we will be able to adequately protect ourselves against any intellectual property infringement claims. There is also a risk that our competitors could independently develop similar technology, processes or know-how; that our trade secrets could be revealed to third parties; that any current or future patents, pending or granted, will be broad enough to protect our intellectual property rights; or that foreign intellectual property laws will adequately protect such rights. The inability to protect our intellectual property could have a material adverse effect on our business, results of operations and financial condition.

We could face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we are found to be infringing on the proprietary technology of others, we may be liable for damages and we may be required to change our processes, redesign our products partially or completely, pay to use the technology of others, stop using certain technologies or stop producing the infringing product entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

In addition to patents, we also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, we cannot assure you that our confidentiality agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise. In addition, our trade secrets and know-how may be improperly obtained by other means, such as a breach of our information technologies security systems or direct theft.

If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.

Our success depends on our ability to attract and retain key personnel, including our management team. In light of the specialized and technical nature of our business, our performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel. In addition, because of our reliance on our senior management team, the unanticipated departure of any key member of our management team could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Sustainable Projects Group Inc.	Form 10-K	Page 11

Risks Related to Our Financial Condition

We will need to raise additional capital to fund ongoing operations, and such capital raising may be costly or difficult to obtain and could dilute our stockholders’ ownership interests.

In order for us to fund ongoing operations, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. Moreover, we will need to raise additional funds to accomplish the following:

●	construction of our first lithium carbonate manufacturing facility;

●	pursuing growth opportunities, including sale of lithium carbonate;

●	making capital improvements to improve our infrastructure;

●	hiring and retaining qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements such as licensing and registration; and

●	maintaining compliance with applicable laws, regulations and auditing and filing requirements.

Any additional capital raised through the sale of equity or equity-backed securities may dilute our stockholders’ ownership percentages and also could result in a decrease in the market value of our equity securities.

The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and the report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have limited operations and have sustained operating losses resulting in a deficit, substantial doubt exists regarding our ability to remain as a going concern. Accordingly, the report of K.R. Margetson Ltd., our independent registered public accounting firm, with respect to our financial statements as of and for the year ended December 31, 2022, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

We are exposed to fluctuations in currency exchange rates, which may adversely affect our operating results.

We conduct our business and incur costs in the local currency of most of the countries in which we operate. Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the Danish Krone and Euro. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.

Changes in, or the interpretation of, tax legislation or rates throughout the world could materially impact our results.

Our effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world.

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays or rulings, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation. Recent developments, including the European Commission’s investigations on illegal state aid, as well as the Organization for Economic Co-operation and Development project on Base Erosion and Profit Shifting, may result in changes to long-standing tax principles, which could adversely affect our effective tax rates or result in higher cash tax liabilities.

We are and will be subject to the regular examination of our income tax returns by various tax authorities. Examinations in material jurisdictions or changes in laws, rules, regulations or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place. We regularly assess the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations or interpretations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results.

Sustainable Projects Group Inc.	Form 10-K	Page 12

Our required capital expenditures can be complex, may experience delays or other difficulties, and the costs may exceed our estimates.

Our capital expenditures generally consist of and will consist of expenditures to maintain and improve existing equipment, facilities and properties, and substantial investments in new or expanded equipment, facilities and properties. Execution of these capital expenditures can be complex, and commencement of production will require start-up, commission and certification of product quality by our customers, which may impact the expected output and timing of sales of product from such facilities. Construction of large chemical operations is subject to numerous risks and uncertainties, including, among others, the ability to complete a project on a timely basis and in accordance with the estimated budget for such project and our ability to estimate future demand for our products. In addition, our returns on these capital expenditures may not meet our expectations.

Future capital expenditures may be significantly higher, depending on the investment requirements of any of our business lines, and may also vary substantially if we are required to undertake actions to compete with new technologies in our industry. We may not have the capital necessary to undertake these capital investments. If we are unable to do so, we may not be able to effectively compete in some of our markets.

Our business and financial results may be adversely affected by various legal and regulatory proceedings.

We may be involved in legal and regulatory proceedings, which may be material in the future. The outcome of proceedings, lawsuits and claims may differ from our expectations, leading us to change estimates of liabilities and related insurance receivables.

Legal and regulatory proceedings, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct, may divert management’s attention and other resources, inhibit our ability to sell our products, result in adverse judgments for damages, injunctive relief, penalties and fines, and otherwise negatively affect our business.

Risks Related to Our Securities

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the shares of common stock when you want or at prices you find attractive.

The price of our common stock as traded on the OTC Pink marketplace changes frequently. We expect that the market price of our common stock will continue to fluctuate. Our stock price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, among others:

●	actual or anticipated announcements of technological innovations;

●	actual or anticipated changes in laws and governmental regulations;

●	disputes relating to patents or proprietary rights;

●	changes in business practices;

●	developments relating to our efforts to obtain additional financing to fund or expand our operations;

●	announcements by us regarding potential acquisitions and strategic alliances;

●	changes in industry trends or conditions;

●	our issuance of additional debt or equity securities; and

●	sales of a significant number of our shares of common stock or other securities in the market.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many small-cap companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

Sustainable Projects Group Inc.	Form 10-K	Page 13

We are subject to the penny stock rules adopted by the SEC that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which would likely make it difficult for our stockholders to sell their shares.

Rule 3a51-1 of the Exchange Act establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that such person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and
●	the fact that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of stockholders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their common stock.

Future sales of our common stock in the public market or the issuance of our common stock or securities convertible into common stock could depress the price of our common stock.

Our Articles of Incorporation authorize our Board to issue shares of our common stock in excess of our current outstanding common stock. Any additional issuances of any of our authorized but unissued shares will not require the approval of stockholders and may have the effect of further diluting the equity interest of stockholders.

We may issue our common stock in the future for a number of reasons, including to attract and retain key personnel, to lenders, investment banks or investors in order to achieve more favorable terms from these parties and align their interests with our stockholders, to management and/or employees to reward performance, to finance our operations and growth strategy, to adjust our ratio of debt to equity, to satisfy outstanding obligations or for other reasons. If we issue securities, our existing stockholders may experience dilution. Future sales of our common stock, the perception that such sales could occur or the availability for future sale of shares of our common stock or securities convertible into or exercisable for our common stock could adversely affect the market prices of our common stock prevailing from time to time. The sale of shares issued upon the exercise of any derivative securities could also further dilute the holdings of our then existing stockholders.

Sustainable Projects Group Inc.	Form 10-K	Page 14

Our common stock is not currently traded at high volumes, and you may be unable to sell at or near ask prices if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTC Pink marketplace, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. In addition, many institutional investors, which account for significant trading activity, are restricted from investing in stocks that trade below specified prices, have less than specified market capitalizations or have less than specified trading volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

We face potential restrictions on the use of Rule 144 for the period through February 14, 2024.

Historically, the SEC has taken the position that Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC prohibits the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company.

There can be no assurance that the SEC will not deem us to be a “shell” company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;
●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;
●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and
●	at least one year has elapsed from the time that the issuer filed Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

We may be considered to be a former “shell” company, which will limit an investor’s ability to sell shares for the one-year period commencing on February 14, 2023.

Sustainable Projects Group Inc.	Form 10-K	Page 15

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations as discussed above under “We face potential restrictions on the use of Rule 144 for the period through February 14, 2024.” Rule 144 permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a six-month holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

Our directors, executive officers and controlling persons as a group have significant voting power and may take actions that may not be in the best interest of stockholders.

Our directors, executive officers and controlling persons as a group beneficially own approximately 97% of our common stock. They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

We do not plan to pay dividends to holders of our common stock.

We do not anticipate paying cash dividends to the holders of our common stock at any time. Accordingly, investors in our securities must rely upon subsequent sales after price appreciation as the sole method to realize a gain on investment. There are no assurances that the price of our common stock will ever appreciate in value. Investors seeking cash dividends should not buy our securities.

General Risk Factors

Adverse conditions in the global economy, and volatility and disruption of financial markets, can negatively impact our business and results of operations.

Global financial conditions have been subject to continued volatility. Government debt, the risk of sovereign defaults, bank failures, political instability and wider economic concerns in many countries have been causing significant uncertainties in the markets. Disruptions in the credit and capital markets can have a negative impact on the availability and terms of credit and capital. Uncertainties in these markets could have a material adverse effect on our liquidity, ability to raise capital and cost of capital. High levels of volatility and market turmoil could also adversely impact commodity prices, exchange rates and interest rates and have a detrimental effect on our business.

Recent global economic and geopolitical events, such as the war in Ukraine and sanctions imposed on Russia and higher energy costs coupled with supply concerns, have been disruptive to the world economy, with increased volatility in commodity markets, international trade and financial markets and oil and gasoline prices, all of which have a trickle-down effect on supply chains, equipment and construction. There is substantial uncertainty about the extent to which each of these events will continue to impact economic and financial affairs, as the numerous issues arising from each event are in flux and there is the potential for escalation of conflict both within Europe and globally. There is a risk of substantial market and financial turmoil arising from further conflict, which could have a material adverse effect on the economics of our projects and our ability to operate our business and advance project development. There is also a risk of recession in the United States and elsewhere, which may cause decreases in asset values and may result in impairment losses, which could adversely impact our operations.

Sustainable Projects Group Inc.	Form 10-K	Page 16

Our business and operations could suffer in the event of cybersecurity breaches, information technology system failures, or network disruptions.

Attempts to gain unauthorized access to our information technology systems become more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks and impersonating authorized users, among others. In some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any cybersecurity breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result. The devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.

In addition, risks associated with information technology systems failures or network disruptions, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of any businesses we acquire, could disrupt our operations by impeding our processing of transactions, financial reporting and our ability to protect our customer or company information, which could adversely affect our business and results of operations.

The COVID-19 pandemic could have a material adverse effect on our results of operations, financial position, and cash flows.

The COVID-19 pandemic has created significant uncertainty and economic disruption. While we have not experienced a material impact to date, the ultimate extent to which it impacts our business, results of operations, financial position, and cash flows is difficult to predict and dependent upon many factors over which we have no control. These factors include, but are not limited to, the duration and severity of the pandemic, including from the discovery of new strain variants; government restrictions on businesses and individuals; the health and safety of our employees and communities in which we do business; the impact of the pandemic on our customers’ businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets.

Natural disasters or other unanticipated catastrophes could impact our results of operations.

The occurrence of natural disasters, such as hurricanes, floods or earthquakes; pandemics, such as COVID-19, or other unanticipated catastrophes at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. A global or regional pandemic or similar outbreak in a region of ours, our customers or our suppliers could disrupt business. If similar or other weather events, natural disasters or other catastrophic events occur in the future, they could negatively affect the results of operations at our sites in the affected regions as well as have adverse impacts on the global economy.

Sustainable Projects Group Inc.	Form 10-K	Page 17

If we are unable to develop and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, it could have a material adverse effect on our business.

We are required to provide a quarterly management certification and an annual management assessment of the effectiveness of our internal controls over financial reporting. As of December 31, 2022, we disclosed the following material weaknesses that have not yet been remediated: (1) lack of a functioning audit committee and lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of generally accepted accounting principles in the United States (“US GAAP”) and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

If we are not able to implement and document the necessary policies, processes and controls to mitigate financial reporting risks, we may not be able to comply with the requirements of Section 404(a) in a timely manner or with adequate compliance. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable market or exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we are unable to remediate our existing material weaknesses or report additional material weaknesses in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

Our insurance may not fully cover all potential exposures.

Our insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and coverage limits. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. We are potentially at additional risk if one or more of our insurance carriers fail. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the ratings and survival of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain.

We may be exposed to certain regulatory and financial risks related to climate change.

Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or legislation that could impact our operations. In addition, we may in the future have operations in the EU, which has agreed to implement measures to achieve objectives under the 2015 Paris Climate Agreement, an international agreement linked to the United Nations Framework Convention on Climate Change, which set targets for reducing greenhouse gas emissions.

Sustainable Projects Group Inc.	Form 10-K	Page 18

The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. While certain climate change initiatives may result in new business opportunities for us by increasing the demand for EVs and lithium-ion batteries, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impact of climate change and related regulation on our customers is highly uncertain and there can be no assurance that it will not have an adverse effect on our financial condition and results of operations.

We may become party to litigation or other proceedings.

In the ordinary course of our business, we may become party to new litigation or other proceedings in local or international jurisdictions in respect of any aspect of our business, whether under criminal law, contract or otherwise. The causes of potential litigation cannot be known and may arise from, among other things, business activities, employment matters, including compensation issues, environmental, health and safety laws and regulations, tax matters, failure to comply with disclosure obligations or labor disruptions at our project sites. Regulatory and government agencies may initiate investigations relating to the enforcement of applicable laws or regulations, and we may incur expenses in defending them and be subject to fines or penalties in case of any violation and could face damage to our reputation. We may attempt to resolve disputes involving foreign contractors/suppliers through arbitration in another country, and such arbitration proceedings may be costly and protracted, which may have an adverse effect on our financial condition. Litigation may be costly and time-consuming and can divert the attention of management and key personnel from our operations and, if adjudged adversely to us, may have a material and adverse effect on our cash flows, results of operations and financial condition.

We may have certain conflicts of interest.

Our directors and officers may become directors or officers of other mineral resource companies or reporting issuers or may acquire or have significant shareholdings in other mineral resource companies. To the extent that such other companies may participate in ventures in which we may participate or wish to participate, our directors and officers may have a conflict of interest with respect to such opportunities or in negotiating and concluding terms respecting the extent of such participation.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

●	changes in economic and business conditions;

●	our limited operating history in the lithium industry;

●	availability of raw materials;

Sustainable Projects Group Inc.	Form 10-K	Page 19

●	increases in the cost of raw materials and energy;

●	the pace of adoption and cost of developing electric transportation and storage technologies dependent upon lithium batteries;

●	estimates of and volatility in lithium prices or demand for lithium;

●	changes in our market in general;

●	the occurrence of regulatory actions, proceedings, claims or litigation;

●	changes in laws and government regulations impacting our operations;

●	the effects of climate change, including any regulatory changes to which we might be subject;

●	hazards associated with chemicals manufacturing;

●	changes in accounting standards;

●	our ability to access capital and the financial markets;

●	volatility and uncertainties in the debt and equity markets;

●	the development of an active trading market for our common stock;

●	the occurrence of cyber-security breaches, terrorist attacks, industrial accidents or natural disasters;

●	technology or intellectual property infringement, including through cyber-security breaches, and other innovation risks;

●	recruiting, training and developing employees;

●	our failure to successfully execute our growth strategy, including any delays in our future growth;

●	decisions we may make in the future;

●	uncertainties as to the duration and impact of the COVID-19 pandemic; and

●	other specific risks that may be referred to in this report.

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Sustainable Projects Group Inc.	Form 10-K	Page 20

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements, except as required by federal securities laws. See “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on our future results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our U.S. headquarters, which we lease on an annual basis, are located at 2316 Pine Ridge Rd #383, Naples, Florida, 34109.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of its business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our company, nor is any such litigation threatened as of the date of this filing.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Trading Information

Our shares of common stock are currently traded on the OTC Pink marketplace under the symbol “SPGX.” The range of high and low bid information for shares of our common stock for each full quarterly period within the two most recent fiscal years is set forth below. These bid prices represent prices quoted by broker-dealers on the OTC Pink marketplace. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. Given the significant changes in our business, capital structure, and management following the Exchange Transaction on February 14, 2023, we believe that our historical trading information before the Exchange Transaction is no longer relevant.

On March 30, 2023, the closing price of our common stock, as reported by the OTC Pink marketplace, was $0.34 per share.

	High	Low
2022:
Fourth quarter ended December 31, 2022	$0.032	$0.025
Third quarter ended September 30, 2022	0.10	0.017
Second quarter ended June 30, 2022	0.13	0.017
First quarter ended March 31, 2022	0.12	0.062

2021:
Fourth quarter ended December 31, 2021	$0.12	$0.12
Third quarter ended September 30, 2021	0.12	0.012
Second quarter ended June 30, 2021	0.46	0.023
First quarter ended March 31, 2021	0.698	0.018

Sustainable Projects Group Inc.	Form 10-K	Page 21

Record and Beneficial Holders

As of March 30, 2023, there were approximately 96 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition and results of operations and is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and financial position. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and the accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a pure-play lithium company focused on supplying high performance lithium compounds to the fast-growing EV and broader battery markets. We have developed a proprietary technology to extract lithium from oilfield wastewater, which we believe will enable us to manufacture lithium compounds quickly, at an attractive cost, and with a minimal environmental footprint, which we expect to provide us with a competitive advantage over other lithium manufacturers. We believe this competitive advantage will enable us to capitalize on the acceleration of vehicle electrification and renewable energy adoption.

On February 14, 2023, we entered into the Agreement with Lithium Harvest and all of the Shareholders. Pursuant to the terms of the Agreement, we acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of our common stock. The Exchange Transaction closed on February 14, 2023.

Prior to the Exchange Transaction, we were a business development company engaged in project development and holdings through value-based investments and collaborative partnerships, including a joint venture relationship with Hero Wellness and a purchase agreement with the inventors of the Soy-yer Dough product line. During September 2022, we decided to exit the joint venture with Hero Wellness, and following the Exchange Transaction, the company has not made a decision on sale or outlicensing of the Soy-yer Dough project.

We plan to establish our first lithium carbonate manufacturing facility in 2023, which will be capable of manufacturing up to 1,000 metric tons of LCE, and we plan to begin manufacturing battery-grade lithium compounds at such facility in the first half of 2024.

In order to meet our targets, management will focus on the achievement of several critical missions over the next year:

Site Selection. Our proprietary technology operates on a vastly smaller footprint compared to traditional lithium production. While conventional production facilities require up to 65 acres for solar evaporation brine extraction and 115 acres for hard rock mining per 1,000 metric tons of LCE production, our production facilities require only 1.4 acres and can be located in remote areas or co-located with existing oil mining operation sites.

In order to achieve the planned start of production in the first half of 2024, we will need to locate a suitable manufacturing site. To this end, we are currently in discussions with oil and gas producers and service providers.

Lithium feedstock. We are dependent on a continued supply of produced water. Currently, the disposal of produced water is a costly undertaking for oil well operators and carries a large environmental footprint. We believe our proprietary technology offers significant cost savings for oil well operators as water is cleaned and used for re-injection or other purposes.

The current U.S. production of produced water is more than 50 million barrels per day. Not all produced water is suitable for lithium production, but we estimate that the current U.S. production of produced water is sufficient to produce more than 500,000 metric tons of LCE annually. Based on ongoing discussions, management does not currently anticipate significant difficulties in sourcing sufficient quantities of produced water.

Sourcing of Components. We source the major components for our proprietary lithium extraction process from blue-chip international suppliers. Management currently anticipates timely access to all major components. However, supply chain difficulties as seen during late 2021 and early 2022 could delay production start dates. We have identified our major vendors and are currently in contract discussions.

Hiring of Key Personnel. While our production process is largely automated, we will require significant additions to our personnel to achieve production start targets. Key areas of expansion are anticipated to include management, research and development, sales, project management and administration. We currently have eight full-time employees and are in the process of hiring additional key personnel.

Sustainable Projects Group Inc.	Form 10-K	Page 22

COVID-19

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our product and harm our business and results of operations. As a company operating with offices in Demark and the United States, we are dependent on a free flow of goods and people, as well as a sound economic environment, especially as we develop our first production site. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Results of Operation

	Year Ended	Year Ended
	Dec 31,2022	Dec 31, 2021
Revenues
Gross Revenues
Cost of Goods Sold	$-	$233
Gross Margin	-	(74)
	-	159
Operating Expenses
Administrative and other operating expenses	$16,703	$14,198
Depreciation	28,667	29,348
Management fees	160,690	36,000
Professional fees	145,626	49,609
Travel Expenses	9,785	-
	361,471	129,155

Operating loss before other items	(361,471)	(128,996)
Financing fees – restated (Note 8)	(692,977)	(2,771,908)
Interest expense	(1,750)	(1,964)

Loss from continuing operations	(1,056,198)	(2,902,868)
Loss from discontinued operations (Note 14)	(57,136)	(16,251)
Gain on deconsolidation	50,106	-

Net loss	(1,063,228)	(2,919,119)

Net loss attributed to non-controlling interest on discontinued operations	25,711	7,313
Net loss on continuing operations, attributed to shareholders	(1,037,517)	(2,911,806
Comprehensive loss - translation	(2,715)	(583)

Net loss and comprehensive loss attributed to shareholders	(1,040,232)	(2,912,389)

Loss per share of common stock
-Basic and diluted	$(0.004)	$(0.012)
Weighted average no. of shares of common stock
-Basic and diluted	272,701,519	240,404,286

During the year ended December 31, 2022, we had revenues of $Nil compared to $233 during the year 2021. The decrease in revenues as compared to the previous year is due to ending in sales of Soy-yer Dough products in 2021.

Operating expenses for the year ended December 31, 2022 were $361,471 as compared to $129,155 in 2021. This increase in operating expenses is largely attributable to management fees to the company from directors in Lithium Harvest. Additionally, we had a significant increase in legal expenses related to the Exchange Transaction.

The increase in expenses during the year 2022 resulted in an operating loss of $361,471 as compared to $128,996 for the full year 2021.

We incurred financing costs of $692,977 for the year ended December 31, 2022 as compared to $2,771,908 in 2021. These costs were related to the share issuance to Kestrel Merchant Partners in connection with the Exchange Transaction.

Loss from discontinued operations for the year ended December 31, 2022 was $57,136 as compared to $16,251 in 2021. Gain on deconsolidation for the year ended December 31, 2022 was $50,106 as compared to $Nil in 2021. These increases were primarily due to the discontinuation of Hero Wellness’ operations.

Net loss for the year ended December 31, 2022 was $1,040,232 as compared to $2,912,389 for 2021. This translates to basic and diluted loss per share of $0.004 in 2022 as compared to $0.012 for 2021

Sustainable Projects Group Inc.	Form 10-K	Page 23

Financial Condition

As of December 31, 2022, we had cash and cash equivalents of $9,363 compared to a cash balance of $62,929 at December 31, 2021. The decrease in cash balance was primarily due to our ongoing operations generating no revenues during the year. Additionally, our general and administrative expenses increased, including higher legal and administrative expenses related to regulatory requirements. Until such time, if ever, that we generate substantial revenues, we expect to finance our operations through public or private equity, debt or other available financing transactions. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. Management cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of equity or from debt financing to fund our plan of operations. In the absence of required funding, we will not be able to execute our plan of operations and our business plan will fail.

Based on the nature of our business, management anticipates incurring operating losses for the foreseeable future. Management bases this expectation, in part, on the fact that the year 2023 and into early 2024 will be focused on the development of our first lithium production site. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

●	The ability to raise additional funding;
●	Inflation on equipment and raw materials;
●	The development of lithium prices;
●	The availability of produced water;
●	The global demand for lithium; and
●	The cost of maintaining or developing future lithium projects.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that substantial doubt currently exists about our ability to continue as a going concern. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. However, there is no assurance that such funds will be available on acceptable terms, or at all.

Liquidity and Capital Resources

As of December 31, 2022, we had total assets of $282,040, and a working capital deficit of $517,914, compared with total assets of $374,900 and a working capital deficit of $149,037 at December 31, 2021. The increase in the working capital deficit was primarily due to the discontinuation of Hero Wellness’s operations, as well as a significant increase in accounts payable for management services provided to us, as well as legal expenses incurred as part of the Exchange Transaction.

Net Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $65,791 compared to $45,634 for the year ended December 31, 2021. The increase in cash used in operating activities was primarily due to increased legal, audit and accounting fees as compared to the previous year, as well as decreased financing expense related to the share issuance to Kestrel Merchant Partners in connection with the Exchange Transaction. This increase was partially offset by increased accruals of fees owed to management.

Sustainable Projects Group Inc.	Form 10-K	Page 24

Net Cash Used in Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $10,060 compared to $Nil for the year ended December 31, 2021. This use of cash was driven by a change in intangible assets.

Net Cash Generated from Financing Activities

During the year ended December 31, 2022, net cash flows provided by financing activities was $25,000 as compared with financing activities of $100,000 for the year ended December 31, 2021. The net cash generated in financing activities was due to proceeds from a loan by Kestrel Merchant Partners.

Significant Accounting Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

A critical accounting estimate is defined as a financial statement item where significant judgment is required in the selection of accounting policies and the determination of estimates. The accounting estimates that require more significant judgment are included below:

1.	Revenue recognition: We use judgment in determining the timing of revenue recognition and the amount of revenue to be recognized. This judgment is based on the timing of delivery, customer acceptance and other factors. Our revenue recognition policies are subject to periodic review and changes, and any changes could have a material impact on our financial statements.

2.	Allowance for doubtful accounts: We estimate the allowance for doubtful accounts based on historical data, current economic conditions and other factors. The actual amount of uncollectible accounts may differ from our estimates, and any significant changes could impact our financial statements.

3.	Inventory valuation: We estimate the value of inventory based on historical cost, estimated future demand and other factors. We regularly review our inventory and may write down the value if it is deemed to be obsolete or overvalued. Any significant changes to our inventory valuation could impact our financial statements.

4.	Depreciation and amortization: We estimate the useful lives of our property, plant and equipment and intangible assets, and the residual values used in our depreciation and amortization calculations. Our estimates are subject to change based on economic conditions, technological advancements and other factors, and any changes could have a material impact on our financial statements.

5.	Impairment of long-lived assets: We periodically review our long-lived assets for impairment and estimate the fair value of those assets. Our estimates are based on a variety of factors, including market conditions and future plans for the assets. If the estimated fair value of the assets is lower than the carrying value, we recognize an impairment charge. Any changes to our estimates could result in impairment charges and have a material impact on our financial statements.

6.	Exchange rates and translational risks: We are exposed to exchange rate fluctuations and translational risks, particularly with respect to the Danish Krone. We estimate the impact of these fluctuations on our financial statements and make adjustments as necessary. The fluctuations in exchange rates could have a significant impact on the value of our assets and liabilities denominated in foreign currencies, and on our results of operations when translating these amounts into our functional currency. Any material changes in exchange rates could have a significant impact on our financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page 25

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $17,375,748 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $9,363 in cash and cash equivalents as of December 31, 2022. Cash used by operations was $65,791 for the year ended December 31, 2022. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries YER Brands Inc. and Lithium Harvest ApS and, prior to September 30, 2022, our joint venture, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (“Hero Wellness”). The Company controls 55% of Hero Wellness. At September 30, 2022, Hero Wellness’ assets were impaired and the Company impaired its investment and eliminated Hero Wellness’ accounts from the consolidated financial statements. Previously, pursuant to ASC Topic 810, the joint venture company was considered as a variable interest entity that required the Company to consolidate its account. All intercompany balances and transactions were eliminated in this consolidation. The operating results of the joint venture were included in the Company’s consolidated financial statements and the non-controlling interest that was not attributable to the Company was reported separately.

Equity Investments

We invest in equity securities of public and non-public companies for business and strategic purposes. Investments in public companies are carried at fair value based on quoted market prices. Investments in equity securities without readily determinable fair values are carried at cost, minus impairment, if any. We review our equity securities without readily determinable fair values on a regular basis to determine if the investment is impaired. For purposes of this assessment, we consider the investee’s cash position, earnings and revenue outlook, liquidity and management ownership, among other factors in our review. If management’s assessment indicates that an impairment exists, we estimate the fair value of the equity investment and recognize in current earnings an impairment loss that is equal to the difference between the fair value of the equity investment and its carrying amount.

Sustainable Projects Group Inc.	Form 10-K	Page 26

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on the recognition of Revenue from Contracts with Customers. The core principle of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. To achieve this core principle, the guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance addresses several areas, including transfer of control, contracts with multiple performance obligations, and costs to obtain and fulfill contracts. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” The provision sets forth a “current expected credit loss” model which requires us to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the prior incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. SPGX adopted this standard as of December 31, 2022, with no impact.

We adopt new pronouncements relating to US GAAP applicable to us as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncement not yet effective but recently issued would, if adopted, have a material effect on the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

Sustainable Projects Group Inc.	Form 10-K	Page 27

SUSTAINABLE PROJECTS GROUP INC.

For the YEARS Ended DECEMBER 31, 2022 and 2021

Sustainable Projects Group Inc.	Form 10-K	Page F-1

K. R. MARGETSON LTD.	Chartered Professional Accountant
331 East 5th Street	Tel: 604.220.7704
North Vancouver BC V7L 1M1	Fax: 1.855.603.3228
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sustainable Projects Group, Inc.

Opinion on the Financial Statements

I have audited the accompanying consolidated balance sheets of Sustainable Projects Group, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the financial statements). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on our audits. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and am required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audits, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion.

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

/s/ K. R. Margetson Ltd.

North Vancouver BC

March 31, 2022

Sustainable Projects Group Inc.	Form 10-K	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Restated)

	December 31,	December 31
	2022	2021
As at
ASSETS
Current Assets:
Cash and cash equivalents	$9,363	$62,929
Other receivables – Note 4	32,180	-
Inventory – Note 5	3,939	3,939
Prepaid expenses and deposits	4,403	4,242
Discontinued assets	-	53,028
	49,885	124,138

Office equipment – Note 6	625	2,292
Intangible assets – Note 7	74,778	91,718
Goodwill – Note 7	156,752	156,752

TOTAL ASSETS	$282,040	$374,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 10	$279,888	$173,828
Amount due to related parties – Note 15	287,911	89,704
Discontinued assets	-	9,643
TOTAL CURRENT LIABILITIES	567,799	273,175

NON-CURRENT LIABILITIES
Note payable – Note 11	56,722	54,972
TOTAL NON-CURRENT LIABILITIES	56,722	54,972

TOTAL LIABILITIES	624,521	328,147

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 287,190,813 (Dec 31, 2021 – 272,191,272)	28,719	27,219
Additional Paid in Capital	17,007,531	16,269,956
Obligation to issue shares – Note 11	-	21,098
Accumulated Deficit	(17,375,748)	(16,338,231)
Other Accumulated Comprehensive Loss	(2,983)	(268)
Non-controlling interest – Note 13	-	66,979
TOTAL STOCKHOLDERS’ DEFICIT	(342,481)	46,753

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$282,040	$374,900

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Restated)

	Year Ended	Year Ended
	Dec 31,2022	Dec 31, 2021
Revenues
Gross Revenues
Cost of Goods Sold	$-	$233
Gross Margin	-	(74)
	-	159
Operating Expenses
Administrative and other operating expenses	16,703	14,198
Depreciation	28,667	29,348
Management fees	160,690	36,000
Professional fees	145,626	49,609
Travel Expenses	9,785	-
	361,471	129,155

Operating loss before other items	(361,471)	(128,996)
Financing fees – restated (Note 8)	(692,977)	(2,771,908)
Interest expense	(1,750)	(1,964)

Loss from continuing operations	(1,056,198)	(2,902,868)
Loss from discontinued operations (Note 14)	(57,136)	(16,251)
Gain on deconsolidation	50,106	-

Net loss	(1,063,228)	(2,919,119)

Net loss attributed to non-controlling interest on discontinued operations	25,711	7,313
Net loss on continuing operations, attributed to shareholders	(1,037,517)	(2,911,806
Comprehensive loss - translation	(2,715)	(583)

Net loss and comprehensive loss attributed to shareholders	$(1,040,232)	$(2,912,389)

Loss per share of common stock
-Basic and diluted	$(0.004)	$(0.012)
Weighted average no. of shares of common stock
-Basic and diluted	272,701,519	240,404,286

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021 (Restated)

Restated		Par Value at	Additional	Shares		Other Accumulated	Non-
For December 31,	Common	$0.0001	Paid-in	to be	Accumulated	Comprehensive	Controlling
2022	Shares	Amount	Capital	issued	Deficit	Loss	Interests	Total

Balance, December 31, 2021, restated	272,191,272	$27,219	$16,269,956	$21,098	$(16,338,231)	$(268)	$66,979	$46,753
Shares issued at $0.033	640,000	64	21,034	(21,098)	-	-	-	-
Restated - Shares to Kestrel	14,359,541	1,436	716,541	-	-	-	-	717,977
Deconsolidation of NCI	-	-	-	-	-	-	(41,268)	(41,268)
Net loss and comprehensive loss	-	-	-	-	(1,037,517)	(2,715)	(25,711)	(1,065,943)

Balance, December 31, 2022	287,190,813	$28,719	$17,007,531	$-	$(17,375,748)	$(2,983)	$-	$(342,481)

Sustainable Projects Group Inc.	Form 10-K	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021 (Restated)

Restated		Par Value at	Additional	Shares		Other Accumulated	Non-
For December 31	Common	$0.0001	Paid-in	to be	Accumulated	Comprehensive	Controlling
2021	Shares	Amount	Capital	issued	Deficit	Loss	Interests	Total

Balance, December 31, 2020	7,785,877	$778	$3,080,627	$-	$(3,100,629)	$-	$74,292	$55,068
Reorganization (Note 8)	206,667,233	20,667	10,312,695	-	(10,325,796)	315	-	7,881
Shares for debt at $0.033 per share	-	-	-	21,098	-	-	-	21,098
Shares for services at $0.035 per share	-	-	-	10,500	-	-	-	10,500
Shares issued for services at $0.035	300,000	30	10,470	(10,500)	-	-	-	-
Restated - Shares to Kestrel	57,438,162	5,744	2,866,164	-	-	-	-	2,871,908
Net loss and comprehensive loss	-	-	-	-	(2,919,806)	(583)	(7,313)	(150,411)

Balance, Balance 31, 2021	272,191,272	$27,219	$16,269,956	$21,098	$(16,338,231)	$(268)	$66,979	$46,753

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page F-6

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Restated)

	For the year	For the year
	ended	ended
	Dec 31, 2022	Dec 31, 2021
Cash Flows from operating activities:
Net loss	$(1,063,228)	$(2,919,119)
Loss from discontinued operations (Note 14)	57,136	16,251
Loss from continuing operations	(1,006,092)	(2,902,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,667	29,581
Gain on deconsolidation	(50,105)	-
Shares issued for services	-	10,500
Financing expense	692,977	2,771,908
Changes in current assets and liabilities
Prepaid expenses	(5,161)	4,380
Accounts receivable	(32,180)	-
Inventory	-	8,030
Interest payable	18,862	2,725
Accounts payable and accrued expenses	(93,947)	45,161
Amount due to related parties	198,208	1,200
Net cash used in operating activities
From continuing operations	(60,877)	(29,383)
From discontinued operations	(4,914)	(16,251)
	(65,791)	(45,634)

Cash Flows from investing activities:
Intangible assets	(10,060)	-
Net cash used in investing activities	(10,060)	-

Cash Flows from financing activities:
Cash received on convertible note converted	25,000	100,000
Net cash provided by financing activities	25,000	100,000

Effect of foreign exchange on cash	(2,715)	(583)

Net (decrease) increase in cash and cash equivalents	(53,566)	53,783
Cash and cash equivalents at beginning of period	62,929	9,146
Cash and cash equivalents at end of period	$9,363	$62,929

Supplemental Disclosures
Cash paid for:
Interest	$11,274	$4,301

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page F-7

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

1. Organization and Nature of Operations

Sustainable Projects Group Inc. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009 as Blue Spa Incorporated, which was engaged in the development of an internet-based retailer of a multi-channel concept combining wholesale distribution with a retail strategy relating to quality personal care products, fitness apparel and related accessories. On December 19, 2016, the Company amended its name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” On September 6, 2017, the Company obtained a majority vote from its shareholders to amend the Company’s name from “Sustainable Petroleum Group Inc.” to “Sustainable Projects Group Inc.” to better reflect its business at the time. The name change was effective on October 20, 2017. Prior to the Exchange Transaction (as defined below), the Company was a multinational business development company that pursued investments and partnerships with companies across sustainable sectors. The Company also was involved in consulting services and collaborative partnerships.

On February 14, 2023, the Company entered into a Securities Exchange Agreement (the “Agreement”) with Lithium Harvest ApS (“Lithium Harvest”), and all of the shareholders of Lithium Harvest (the “Shareholders”). Pursuant to the Agreement, the Company acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock (the “Exchange Transaction”). In addition, the lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represents a change of control and was accounted for as a share reorganization with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree. As a result of the transaction, the number of shares of common stock outstanding was increased to 287,190,813.

These consolidated financial statements have been restated to reflect the combined operations and financial results of the Company as if the transaction occurred January 1, 2021.

The Company’s year-end is December 31.

2. Going Concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP,” which contemplate continuation of the Company as a going concern. However, the Company has limited operations and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

The Company has accumulated a deficit of $17,375,748 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $9,363 cash on hand at December 31, 2022. Cash used by operations was $65,791 for the year ended December 31, 2022. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company expects to finance its operations through public or private equity, debt or other available financing transactions. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company’s business. This outbreak could decrease spending, adversely affect demand for the Company’s product and harm the Company’s business and results of operations. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations at this time.

Sustainable Projects Group Inc.	Form 10-K	Page F-8

3. Summary of accounting policies

Use of estimates and assumptions

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Subsequent events and restatement

Certain events that occurred after the year end but before release of the financial statements, should be given retroactive effect in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 505-10-S99-4. The Exchange Transaction, recognized as a change in capital structure, is one such situation, and accordingly, the financial statements of the Company have been restated to give retroactive effect to the Exchange Transaction with Lithium Harvest that occurred on February 14, 2023. These consolidated financial statements are presented as if that transaction occurred January 1, 2021.

Reorganization

Although the Company was the legal acquirer of Lithium Harvest and the accounting acquiree, it was not a business at the time of the Exchange Transaction and, according to FASB ASC 805-10-15-4, the Exchange Transaction could not be accounted for as a reverse transaction and no goodwill could be recognized. Differences between the fair value of the investment and the identifiable net assets purchased are recorded as a charge to equity.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries YER Brands Inc. and Lithium Harvest ApS and, prior to September 30, 2022, our joint venture, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.) (“Hero Wellness”). The Company controls 55% of Hero Wellness. At September 30, 2022, Hero Wellness’ assets were impaired and the Company impaired its investment and eliminated Hero Wellness’ accounts from the consolidated financial statements. Previously, pursuant to ASC Topic 810, the joint venture company was considered as a variable interest entity that required the Company to consolidate its account. All intercompany balances and transactions were eliminated in this consolidation. The operating results of the joint venture were included in the Company’s consolidated financial statements and the non-controlling interest that was not attributable to the Company was reported separately.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its various businesses on a corporation-wide basis. As of December 31, 2022, the Company has three reportable segments: YER Brands, Sustainable Projects Group and Lithium Harvest. The segment for Hero Wellness was extinguished at September 30, 2022. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. Each operating segment’s performance is evaluated based on its segment income. Segment income is defined as gross sales and miscellaneous income. At December 31, 2022, segment income and total assets were reported as follows:

	Year	Year
	Ended	Ended
	December 31, 2022	December 31, 2021

Sales
Sustainable Projects Group	$-	$-
YER Brands	-	233
Hero Wellness	-	5,120
Lithium Harvest	-	-
Total Sales	$-	$5,353

Total Assets
Sustainable Projects Group	13,435	$5,908
YER Brands	226,336	255,108
Hero Wellness	-	53,028
Lithium Harvest	42,269	6,958
Total Assets	$282,040	$374,909

Sustainable Projects Group Inc.	Form 10-K	Page F-9

Intangible assets

Intangible assets are non-monetary identifiable assets, controlled by the Company that will produce future economic benefits, based on reasonable and supportable assumptions about conditions that will exist over the life of the asset. An intangible asset that does not meet these attributes will be recognized as an expense when it is incurred. Intangible assets that do are capitalized and initially measured at cost. Those with a determinable life will be amortized on a systematic basis over their future economic life. Those with an indefinite useful life shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset subject to amortization shall be periodically reviewed for impairment. A recoverability test will be performed and, if applicable, unscheduled amortization will be considered.

License agreements have been capitalized, recorded at cost and amortized over the life of the contracts. Website costs have been capitalized and will be subject to amortization once the website is operational. They will be amortized over the life of the license to which it supports.

Equipment

Equipment represents purchases made for assets, whose useful life was determined to be greater than one year. The assets are initially recorded at cost and depreciated over their estimated useful lives on a three-year straight line basis.

Loss per share

The Company reports basic loss per share in accordance with ASC Topic 260, “Earnings Per Share.” Basic loss per share is based on the weighted average number of common shares outstanding and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic loss per share is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. Loss per share presented in the financial statements is basic loss per share as defined by ASC Topic 260. There is no diluted net loss per share on the potential exercise of the equity-based financial instruments; thus, a state of anti-dilution has occurred.

Website development costs

The Company recognized the costs associated with developing a website in accordance with ASC 350-50, “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” For website development costs, the Company follows the guidance pursuant to the Emerging Issues Task Force No. 00-2, “Accounting for Website Development Costs.” The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized, except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to a third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred. Website development costs related to customers are charged to cost of sales.

Concentration of credit risk

The Company places its cash and cash equivalents with a high credit quality financial institution. The Company maintains United States Dollars and Danish Kroner. The Company minimizes its credit risks associated with cash by periodically evaluating the credit quality of its primary financial institution.

Financial instruments

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments in the accompanying financial statements approximate their fair values due to their relatively short-term nature or the underlying terms are consistent with market terms. It is management’s opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Sustainable Projects Group Inc.	Form 10-K	Page F-10

Fair value measurements

The Company follows the guidelines in ASC Topic 820, “Fair Value Measurements and Disclosures.” Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Level 3— Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Advertising and Promotion Costs

The Company follows ASC 720, “Advertising Costs” and expenses costs as incurred.

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

Inventory

Inventories are stated at the lower of cost or net realizable value using the first-in, first out cost method of accounting. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duties. Net realizable value is the estimated selling price of the inventory in the ordinary course of business, less any estimated selling costs.

Stock based compensation

The Company follows the guideline under ASC 718, “Stock Compensation.” The standard provides that for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, all share-based payments to both employees and directors be recognized in the income statement based on their fair values. For non-employee stock-based compensation, the Company applies ASC 505, “Equity-Based Payments to Non-Employees.” This standard provides that all stock-based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably measured or determinable.

Sustainable Projects Group Inc.	Form 10-K	Page F-11

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Non-Employee Share-Based Payment Accounting,” which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified non-employee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when non-employee share-based payment awards contain such conditions. The new standard also eliminated the requirement to re-assess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of this new standard as of January 1, 2019 did not have an impact on the Company’s financial statements.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses.” The ASU sets forth a “current expected credit loss” model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the prior incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. The Company adopted this standard as of December 31, 2022, with no impact.

Discontinued operations

Discontinued operations are components of an entity that either have been disposed of or abandoned or are classified as held for sale. Additionally, in order to qualify as a discontinued operation, the disposal or abandonment must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results.

Income taxes

The Company follows the guideline under ASC Topic 740, “Income Taxes: Simplifying the Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the consolidated financial statements. There are no uncertain tax positions at December 31, 2022 and 2021.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to GAAP applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the Company’s consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page F-12

4. Other receivables

Other receivables pertain to VAT receivables (value added taxes) of Lithium Harvest. The standard VAT rate in Denmark is 25%.

5. Inventory

	Dec 31, 2022	Dec 31, 2021

YER Brands (Materials)	$3,939	$3,939
Total	$3,939	$3,939

6. Office furniture and equipment

	Dec 31, 2022	Dec 31, 2021

Cost – YER Brands	$9,789	$9,789
Accumulated depreciation	(9,164)	(7,497)
Total	$625	$2,292

Depreciation for the year ended December 31, 2022 was $1,250 (2021 year - $2,881).

7. Asset purchase and goodwill

On May 8, 2020, the Company entered into a Letter of Intent with Sawyer & Samantha Sparks to purchase all marketing rights, production know-how and limited existing inventory and equipment (the “Assets”) of Soy-yer Dough. Soy-yer Dough is a gluten free modelling clay. As part of the agreement, the Company issued 105,264 common shares to Sawyer & Samantha Sparks for meeting certain milestones which were at $2.85 per share that was valued at $300,002.

Goodwill has been recorded on the Soy-yer Dough purchase as the amount of the investment was greater than the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. The identifiable assets and goodwill were calculated as follows:

Purchase Price	$300,002

Allocated to - License	135,000
Equipment	5,000
Inventory	3,250
Identifiable net assets	143,250

Allocated to Goodwill	$156,752

Sustainable Projects Group Inc.	Form 10-K	Page F-13

8. Reorganization and retroactive change applied on January 1, 2021.

On February 14, 2023, the Company entered into the Agreement with Lithium Harvest and the Shareholders. Pursuant to the Agreement, the Company acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock. In addition, the lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represents a change of control and was accounted for as a share reorganization with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree. As a result of the transaction, the number of shares of common stock outstanding was increased to 287,190,813. The purchase price of Lithium Harvest was valued at $10,333,362 using the fair market value of the Company’s common stock price on the date of the Exchange Transaction, February 14, 2023. The following changes were made to the consolidated financial statements on a retroactive basis:

Retroactive adjustment to the Consolidated Statements of Stockholders’ Equity (Deficit)

Restate opening deficit, January 1, 2021:

Retroactive adjustment to the Consolidated Statements of Stockholders’ Equity (Deficit)

Restated opening deficit, January 1, 2021:

(a)	To Common Stock (206,667,233 shares at $.0001)		$20,667
(b)	To Additional Paid in Capital (206,667,233 shares at $0.05 per share less common stock )		$10,312,695
(c)	To Accumulated Deficit
	-	Shares issued for Lithium Harvest (206,667,233 shares x $0.05 per share)	$(10,333,362)
	-	Common stock of Lithium Harvest	7,940
	-	Accumulated deficit of Lithium Harvest	(374)
			$(10,325,796)
(d)	To Other Accumulated Comprehensive Loss (Lithium Harvest Translation from Danish Krone)		$315
(e)	To Net Equity (Cash on hand of Lithium Harvest)		$7,881

Retroactive adjustment to the Consolidated Statements of Operations and Comprehensive Loss

(a)	To record the $100,000 convertible debt issued as a share issuance and record the difference between the cash received and the pro rata number of shares received as a financing charge		$(2,871,908)
	-	Value of shares received ($0.05 x 71,797,703 x 100,000/ 125000)
	-	Less cash received	100,000
		Financing charge	$(2,771,908
(b)	To reverse interest charged on convertible debt		$4,301
(c)	To record expenses of Lithium Harvest, increase of
	-	Administrative and other	$310
	-	Professional fees	791
	-	Total expenses of Lithium Harvest	$(1,101)
		Total increase in loss for the year	$(2,768,708)

Retroactive adjustments to the Consolidated Balance Sheets

(a)		To record cash of Lithium Harvest	$6,958
(b)		To record liabilities of Lithium Harvest	761
(c)		To eliminate convertible note	$104,301
(d)		To record Common Stock increase for shares issued to Lithium Harvest and the convertible debt holder	$26,411
(e)		To record Additional Paid in Capital increase for shares issued to Lithium Harvest and the convertible debt holder	$13,178,859
(f)		To Accumulated Deficit for increase in loss during the year	$(2,768,708)
(g)		To Accumulated Deficit for increase in opening deficit (above)	$(10,325,796)

9. Intangible Assets

The intellectual property and trademarks acquired on the Soy-yer Dough purchase (See Note 7, Asset purchase and goodwill) were identified as intangible assets with finite useful lives and are amortized on a straight-line basis over their useful lives of five years. Amortization commences when the assets are available for use. Intellectual properties consist of production process, know-how, product recipe, marketing, and branding.

		December 31, 2022		December 31, 2021
	Cost	Depreciation	Net	Net
Intellectual properties	$135,000	$70,875	$64,125	$91,125
Trademark, patents	10,653	-	10,653	593
	$145,653	$70,875	$74,778	$91,718

Sustainable Projects Group Inc.	Form 10-K	Page F-14

Amortization for the year ended December 31, 2022 was $27,000 (2021 year - $27,000).

Amortization over the remaining three years will be as follows:

Year ended December 31
2023	$27,000
2024	$27,000
2025	$10,125
Total	$64,125

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of December 31, 2022 and 2021 are summarized as follows:

	Dec 31, 2022	Dec 31, 2021

Accounts payable	$164,906	$162,328
Accrued liabilities	114,982	11,500
Total	$279,888	$173,828

11. Notes payable, Convertible notes payable and Obligation to issue shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. On March 28, 2022, the loan agreement was extended to April 15, 2024. At December 31, 2022, there was $6,722 in accrued interest (December 31, 2021- $4,972).

On July 12, 2019, the Company entered into an unsecured convertible loan agreement with a relative of the CEO for $20,000 with an interest rate of 3.0% per annum. The loan is due on or before July 12, 2022. The lender has the option to convert the whole loan and the accrued interest into shares of the Company at the price of $1.45 per share. On May 10, 2021, the Company agreed to a debt settlement arrangement whereby it would issue 640,000 common shares for principal amount of $20,000 plus accrued interest and fees valued at $1,098. The transaction value was calculated to be $0.033 per share. The shares were issued during the three-month period ended March 31, 2022.

On July 23, 2021, the Company received $100,000 pursuant to a two-year unsecured convertible promissory note payable, bearing an interest at 10% per annum. The loan may be renewed at the option of the lender and is secured via a security agreement supported by the Company’s present and future assets. The outstanding principal and unpaid accrued interest will automatically convert into shares of the Company on or before the maturity date upon the closing of a “Qualified Transaction” to an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. If the event that the Qualified Transaction is not consummated on or prior to the maturity date, the lender has the right to convert the principal and unpaid accrued interest of the note into shares of the Company to an amount equal to 25% of the fully diluted capitalization of the Company. A Qualified Transaction is defined as the reverse merger of the Company with a target company. On June 22, 2022, the Company received an additional loan advance of $25,000. At December 31, 2022, the accrued unpaid interest was $15,575 (December 31, 2021 - $4,301). Subsequent to the year (see Note 17, Subsequent Events), the lender exercised the convertible feature of the debt and the loan and interest was converted to 71,797,703 shares of common stock valued at $3,589,885. (See Note 8, Reorganization and retroactive change applied on January 1, 2021).

Sustainable Projects Group Inc.	Form 10-K	Page F-15

12. Common stock

The following stock transactions occurred in the Company’s common stock during the year ended December 31, 2022:

a)	The Company issued 640,000 shares of common stock for a debt settlement for a convertible note payable of $20,000 and accrued interest of $1,098.

b)	The Company issued 14,359,541 shares of common stock pursuant to a convertible loan settlement valued at $717,977 (See Note 10, Accounts payable and accrued liabilities; total issued 71,797,703 shares of common stock valued at $3,589,885).

The following transactions occurred or, with respect to the Exchange Transaction, is presented in these consolidated financial statements as if it occurred, during the year ended December 31, 2021:

a)	The Company reached a debt settlement arrangement to issue 640,000 shares of common stock for a convertible note payable of $20,000 and accrued interest of $1,098, a $0.033 per share value. (See Note 11, Notes payable, Convertible notes payable and Obligation to issue shares).

b)	300,000 shares of common stock were issued for consulting services of $10,500, a $0.035 per share value.

c)	206,667,233 shares of common stock were issued pursuant to the Agreement with Lithium Harvest valued at $10,333,362.

d)	57,438,162 shares of common shares were issued pursuant to a convertible loan settlement valued at $2,871,908 (See Note 10, Accounts payable and accrued liabilities; total issued 71,797,703 shares of common stock valued at $3,589,885).

13. Equity in joint venture, non-controlling interest

Hero Wellness Systems Inc.

The Company had a controlling interest of 55% in a joint venture of Hero Wellness (formerly Vitalizer Americas Inc.). Hero is in the business of importing, marketing, distributing and selling luxury massage therapeutic chairs. Hero is still in its early stages of development. The Company participated in several conferences to showcase and introduce its products in the market and ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to December 31, 2022 and December 31, 2021 with intercompany transactions eliminated. Effective September 30, 2022, the assets, liabilities and non-controlling interest of Hero Wellness that were consolidated on the balance sheet were eliminated.

	Dec 31, 2022	Dec 31, 2021
Assets	$-	$53,028
Liabilities	(8,837)	(9,643)
Net Assets	$(8,837)	$43,385

Revenues	$4,280	$5,120
Expenses	(61,416)	(21,371)
Net Income	$(57,136)	$(16,251)

Company’s joint venture interest portion on net loss	$(31,425)	$(8,938)

Non-controlling joint venture interest on net loss	$(25,711)	$(7,313)

Company’s capital contribution to joint venture	$286,825	$286,825

Company’s joint venture interest portion in net assets	$(4,861)	$23,862

Total Equity of Joint Venture	$443,275	$443,275
Company’s portion of the Joint Venture	286,825	286,825
Non-controlling interest portion in equity	156,450	156,450

Reduced by losses to date
Prior years	(89,471)	(82,158)
Current period	(25,711)	(7,313)
Net non-controlling interest portion in equity, adjusted for losses to date, before deconsolidation	$41,268	$66,979

Sustainable Projects Group Inc.	Form 10-K	Page F-16

14. Discontinued Operations

All expenses incurred by Hero Wellness up to September 30, 2022 have been disclosed as discontinued operations. An analysis of the financial results of the discontinued operations are as follows.

	Dec 31, 2022	Dec 31, 2021
Revenues
Sales	$4,280	5,120
Cost of sales	(5,472)	(6,599)
Net loss	(1,192)	(1,479)
Expenses
General and administrative	5,888	12,022
Professional fees	2,500	2,750
Inventory write down	47,556	-
	(55,944)	(14,772)
Net loss from discontinued operations	$(57,136)	(16,251)

Upon consolidation, the Company recorded the following gain:
Net liabilities eliminated on deconsolidation	$(8,883)
Elimination of non-controlling interest	(41,268)
Gain on deconsolidation	$50,105

15. Related party transactions

During the twelve months ended December 31, 2022, the Company incurred management fees from a director/officer totaling an aggregate of $40,500 (2021 year - $24,000). At December 31, 2022, $82,750 was owing to the director/officer for management fees, current and past due, and $2,020 for out of pocket expenses. During the twelve months ended December 31, 2022, the Company incurred management fees from an officer totaling $12,000 (2021 year - $12,000). At December 31, 2022, $12,766 was owing to that officer for past due salaries and $24,000 for management fees.

At December 31, 2022, the Company owed a company controlled by the above two related parties $20,647 for office expenses.

See Note 11, Notes payable, Convertible notes payable and Obligation to issue shares, for a loan transaction with the relative of the CEO.

During the twelve months ended December 31, 2022, Lithium Harvest incurred management fees from a director/office totaling an aggregate of $108,191 (DKK 766,000) (2021 year - $Nil). At December 31, 2022, $105,934 (DKK 736,000) was owing to the director/officer for management fees, current and past due, and $40,468 (DKK 281,161) for out of pocket expenses.

Sustainable Projects Group Inc.	Form 10-K	Page F-17

16. Income Taxes

The following income taxes do not include amounts from joint ventures, as the Company does not file consolidated income tax returns. Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the year ended December 31, 2022 and 2021 for the Company as follows:

	Dec 31, 2022	Dec 31, 2021

Net loss for the year	$(199,575)	$(64,764)

Statutory and effective tax rate	21%	21%
Income tax recovery at the effective rate	(41,900)	(13,600)
Permanent differences	(10,500)	-
True-up prior years’ differences	2,800	15,400
Tax benefit deferred	49,600	(1,800)

Income tax recovery	$-	$-

The Company has accumulated net operating losses for income tax purposes of $2,084,837 of which $625,796 will expire beginning in 2029 and the balance of $1,459,041 is indefinite. The components of the net deferred tax asset at December 31, 2022 and December 31, 2021, the statutory tax rate and the effective tax rate, and the amount of the valuation, are scheduled below:

	Dec 31, 2022	Dec 31, 2021

Tax losses carried forward	$2,144,000	$1,959,000
Equipment temporary differences	51,000	-
Net timing differences	2,195,000	1,959,000

Statutory and effective tax rate	21%	21%
Deferred tax assets	461,000	411,400
Valuation allowance	(461,000)	(411,400)

Net deferred asset	$-	$-

The change in the valuation allowance for the period ended December 31, 2022 was $49,600. The change in valuation for year ended December 31, 2021 was ($1,800).

The Company files income tax returns in the United States of America and in the State of Nevada. The Company maintains its office in the State of Florida and is subject to state tax returns as well. At December 31, 2022, the Company is current with all its filings.

17. Subsequent Events

On February 14, 2023, the Company entered into the Agreement with Lithium Harvest and the Shareholders. Pursuant to the Agreement, the Company acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock. In addition, the lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represents a change of control and was accounted for as a share reorganization with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree. As a result of the transaction, the number of shares of common stock outstanding was increased to 287,190,813. This event has been retroactively applied. See Note 8 Reorganization and retroactive change applied to January 1, 2021.

On March 15, 2023, a director/officer loaned the Company $17,052 (DKK 118,000). The loan has a 3% interest rate that is due on or before December 31, 2023.

On March 29, 2023, the Company entered into a promissory note with a shareholder for $10,000. The loan has a 15% interest rate that is due on or before December 31, 2023.

Sustainable Projects Group Inc.	Form 10-K	Page F-18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of SPGX’s financial statements for external purposes in accordance with US GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of its financial statements as of December 31, 2022 and December 31, 2021 and communicated the matters to management.

Sustainable Projects Group Inc.	Form 10-K	Page F-19

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2022, SPGX’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

The Company is committed to improving its financial organization. As part of this commitment and when funds are available, the Company intends to create a position to segregate duties consistent with control objectives and increase its personnel resources and technical accounting expertise within the accounting function by: (i) appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting; and (ii) preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial disclosure and reporting processes. Further, management believes that the hiring of additional personnel who have technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the Company’s finance department. The Company expects additional personnel will also provide the cross training needed to support the Company if personnel turnover issues occur within the finance department.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, until the controls operate for a sufficient period of time, and until management has concluded, through testing, that the controls are effective.

Changes in Internal Controls

There have been no changes (other than as described above) in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

Sustainable Projects Group Inc.	Form 10-K	Page F-20

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The names, ages and positions of our directors and executive officers as of March 1, 2023, are as follows:

Name	Age	Position
Sune Mathiesen	48	Chairman, President, Chief Executive Officer and Director
Stefan Muehlbauer	44	Chief Financial Officer and Director
Paw Juul	44	Chief Technology Officer and Director*

* Mr. Juul’s appointment as a director is effective 10 days following the mailing of an information statement that satisfies the requirements of Rule 14F-1 under the Exchange Act to the Company’s stockholders.

Sune Mathiesen. Mr. Mathiesen has served as the Chairman, President, Chief Executive Officer and a director of the Company since February 14, 2023. Prior to joining the Company, Mr. Mathiesen served as the President and Chief Executive Officer of Lithium Harvest since August 2020. Prior to co-founding Lithium Harvest, Mr. Mathiesen served as Chief Executive Officer and a Director of LiqTech International Inc. (Nasdaq: LIQT) from July 2014 to May 2022. Mr. Mathiesen has also served as a CEO and Director of Masu A/S, a Danish company, since February 2013. He is the owner and Chief Executive Officer of Sune Mathiesen Holding ApS, which he founded in August 2020, and Masu Consult ApS, which he founded in January 2018. He previously served as CEO and Director of Provital A/S from June 2012 to August 2015. Before that he served as Country Manager of Broen Lab Group from July 2010 to May 2011 and as Country Manager of GPA Flowsystem from August 1997 to June 2010. Mr. Mathiesen has been working hands-on with technical products within the valves and fittings industry for the past 20 years. He has a degree in commercial science from Via College in Randers, Denmark. The Board has concluded that Mr. Mathiesen should serve as a director because his significant experience in management and business development enables him to make valuable contributions to the Board.

Stefan Muehlbauer. Mr. Muehlbauer has been the Chief Executive Officer of the Company since May 2018, the Chief Financial Officer of the Company from January 2018 to May 2018 and since July 2018, the Chief Communications Officer and a director of the Company since February 2017, and the Treasurer and Corporate Secretary of the Company since January 2018. Mr. Muehlbauer also has served as Chief Executive Officer of Arma Communications Inc., a business development and marketing agency, since 2013. Previously, Mr. Muehlbauer held positions with several leading investment banks in Europe, including as the Chief Operating Officer at Silvia Quandt & Cie AG, where he was responsible for building up the institution’s research and corporate finance activities. Mr. Muehlbauer received his degree in Finance from the University of Miami. The Board has concluded that Mr. Muehlbauer should serve as a director because of his significant business experience, investment banking background and knowledge of financial markets.

Paw Juul. Mr. Juul has served as the Chief Technology Officer of the Company since February 14, 2023. Prior to joining the Company, Mr. Juul served as the Chief Technology Officer of Lithium Harvest since August 2020. Prior to co-founding Lithium Harvest, Mr. Juul served as the Chief Executive Officer of LiqTech Water A/S, a subsidiary of LiqTech International Inc. from September 2014 until March 2022. Mr. Juul co-founded Pivotal A/S in 2009 and served as its Chief Technology Officer until August 2014. Mr. Juul has also been the Chief Executive Officer of QLT Water ApS since May 2022 and FENO Holding ApS since January 2018. Mr. Juul has extensive experience in new business development, specifically in the water treatment industry. Mr. Juul holds a master’s degree in Biomedical Engineering from Aalborg University in Aalborg, Denmark. The Board has concluded that Mr. Juul should serve as a director because his significant experience in management, business development and the water treatment industry enables him to make valuable contributions to the Board.

Sustainable Projects Group Inc.	Form 10-K	Page 28

Nomination Procedure for Directors

The Company does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors. The Company has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

Audit Committee Financial Expert

The Company has no audit committee financial expert. Given the Company’s limited financial resources, the Company’s Board of Directors has determined that the cost of identifying and appointing a director who would qualify as an audit committee financial expert to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having an audit committee financial expert on the Audit Committee.

Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Rather, the Company’s entire board of directors performs the required functions of an audit committee. Currently, each director is a member of the Company’s audit committee. See “Director Independence” under Part II, Item 13. Certain Relationships and Related Transactions, and Director Independence below for more information on independence.

The Company’s audit committee is responsible for: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by the Company’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding the outside auditor and any outside advisors engaged by the audit committee.

As of the date of this Annual Report on Form 10-K, the Company did not have a written audit committee charter or similar document.

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

Sustainable Projects Group Inc.	Form 10-K	Page 29

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for fiscal 2022 and 2021.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Stefan Muehlbauer, CEO	2021	24,000	nil	nil	nil	nil	nil	nil	24,000
	2022	40,500	nil	nil	nil	nil	nil	nil	40,500

Tiffany Muehlbauer, COO	2021	12,000	nil	nil	nil	nil	nil	nil	12,000
	2022	12,000	nil	nil	nil	nil	nil	nil	12,000

Outstanding Equity Awards

Since inception, there were no stock options, stock appreciation rights or other equity awards that have been granted, exercised or re-priced.

Lithium Harvest Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to Lithium Harvest’s named executive officers for fiscal 2022 and 2021.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Sune Mathiesen, CEO	2021	nil	nil	nil	nil	nil	nil	nil	nil
	2022	nil	nil	nil	nil	nil	nil	nil	nil

Paw Juul, CTO	2021	nil	nil	nil	nil	nil	nil	nil	nil
	2022	nil	nil	nil	nil	nil	nil	nil	nil

Outstanding Equity Awards

Since inception, there were no stock options, stock appreciation rights or other equity awards that have been granted, exercised or re-priced.

Employment Agreements

In connection with the Exchange Transaction, the Company entered into employment agreements with each of Sune Mathiesen, Stefan Muehlbauer and Paw Juul to serve as the Chief Executive Officer, Chief Financial Officer and the Chief Technology Officer, respectively, of the Company.

Transition Employment Agreement with Sune Mathiesen

On February 14, 2023, we entered into an executive service agreement with Mr. Mathiesen, effective as of January 14, 2023, providing for his employment as our Chief Executive Officer (the “CEO Agreement”).

Sustainable Projects Group Inc.	Form 10-K	Page 30

Pursuant to the CEO Agreement, Mr. Mathiesen is entitled to an initial annual base salary of $300,000 and annual pension contributions that amount to 10% of Mr. Mathiesen’s annual base salary. The CEO Agreement also indicates that Mr. Mathiesen shall be eligible to receive (i) an annual cash bonus of up to 150% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his annual base salary pursuant to a separate stock grant agreement. Under the CEO Agreement, Mr. Mathiesen is also entitled to a company car, and we will pay for all expenses related to such company car.

The CEO Agreement is non-terminable until December 31, 2025, after which date, upon providing 12 months advance notice, the CEO Agreement may be terminated by either Mr. Mathiesen or us.

The CEO Agreement contains a perpetual confidentiality requirement.

U.S. Employment Agreement with Sune Mathiesen

Upon Mr. Mathiesen’s relocation to the U.S., we intend to enter into a new executive employment agreement with him to replace the CEO Agreement and provide for Mr. Mathiesen’s continued employment as our Chief Executive Officer (the “U.S. CEO Agreement”) through December 31, 2025 (the “U.S. CEO Agreement Expiration Date”), except upon the earlier termination of the U.S. CEO Agreement as discussed below. Following the U.S. CEO Agreement Expiration Date, the U.S. CEO Agreement may be terminated by Mr. Mathiesen or us for any reason.

Pursuant to the U.S. CEO Agreement, Mr. Mathiesen will be entitled to an annual base salary of approximately $300,000 and will be eligible to participate in our retirement plan, subject to the eligibility terms and conditions of such plan. The U.S. CEO Agreement also indicates that Mr. Mathiesen shall be eligible to receive (i) an annual cash bonus of up to 150% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his base salary pursuant to a separate stock grant agreement. Under the U.S. CEO Agreement, Mr. Mathiesen also will be: (i) entitled to a company car, and we will pay for all expenses related to such company car; (ii) the reimbursement of reasonable moving costs to the Houston area; and (iii) for so long as Mr. Mathiesen remains employed by us, for up to the initial two consecutive years following the date Mr. Mathiesen relocates to the Houston area, reimbursement for reasonable housing costs in the Houston area, up to a total amount of $5,000 per month.

Pursuant to the U.S. CEO Agreement, if Mr. Mathiesen’s employment is involuntarily terminated by us without Cause (as defined below) or by reason of his death or Disability (as defined below), then, subject to his timely execution and non-revocation of a release of claims, in addition to compensation that has been earned but not yet paid, he will be entitled to a severance amount equal to his then current base monthly salary from the date of his termination until the U.S. CEO Agreement Expiration Date, or, if such termination occurs after the U.S. CEO Agreement Expiration Date, his then current base monthly salary for a period of 12 months following his date of termination.

For purposes of the U.S. CEO Agreement, “Cause” means: (i) any act by Mr. Mathiesen that is materially detrimental to our best interests or that constitutes common law fraud, a felony or any other criminal act involving moral turpitude; (ii) gross misconduct, material neglect or any act of disloyalty or dishonesty by Mr. Mathiesen related to or connected with Mr. Mathiesen’s employment by us or otherwise likely to cause material harm to us or our reputation; (iii) a material violation by Mr. Mathiesen of our written policies, codes of conduct or direction of our board of directors; (iv) wrongful appropriation by Mr. Mathiesen of our funds or property or other material breach of Mr. Mathiesen’s fiduciary duties to us; or (v) the material breach of the U.S. CEO Agreement by Mr. Mathiesen, or any other written agreement between us and Mr. Mathiesen.

For purposes of the U.S. CEO Agreement, “Disability” means the inability of Mr. Mathiesen to perform on a full-time basis the duties and responsibilities of Mr. Mathiesen’s employment with us by reason of Mr. Mathiesen’s illness or other physical or mental impairment or condition, if such inability continues for an uninterrupted period of 120 days or more during any 180 day period. A period of inability is “uninterrupted” unless and until Mr. Mathiesen returns to full time work for a continuous period of at least 30 days.

The U.S. CEO Agreement requires Mr. Mathiesen to enter into a confidentiality and restrictive covenant agreement, which contains a 12 month post-termination non-solicitation requirement and a perpetual confidentiality requirement, among other terms and conditions.

Sustainable Projects Group Inc.	Form 10-K	Page 31

Employment Agreement with Stefan Muehlbauer

On February 14, 2023, we entered into an executive employment agreement with Stefan Muehlbauer providing for his employment as our Chief Financial Officer (the “CFO Agreement”), or such other role as determined by us from time to time, through January 31, 2024 (the “CFO Agreement Term”), except upon the earlier termination of the CFO Agreement as discussed below. After the expiration of the CFO Agreement Term, Mr. Muehlbauer shall resign from any positions that he holds.

Pursuant to the CFO Agreement, Mr. Muehlbauer is entitled to an annual base salary of $125,000 and will be eligible to participate in our benefit plan, subject to the eligibility terms and conditions of such plans or programs. The CFO Agreement also indicates that Mr. Muehlbauer shall be eligible to receive a one-time cash bonus of $25,000 at the end of the CFO Agreement Term, subject to Mr. Muehlbauer remaining employed through the expiration of the CFO Agreement Term.

The CFO Agreement may be terminated by either Mr. Muehlbauer or us, if either party provides 30 days’ advance notice. Further, we may terminate the CFO Agreement immediately without notice if Mr. Muehlbauer is in breach of the CFO Agreement or for other serious cause.

The CFO Agreement requires Mr. Muehlbauer to enter into a confidentiality and restrictive covenant agreement, which contains a 12 month post-termination non-solicitation requirement, a 24 month post-termination non-disparagement requirement, a 12 month post-termination, non-competition requirement, and a perpetual confidentiality requirement, among other terms and conditions.

Transition Employment Agreement with Paw Juul

On February 14, 2023, we entered into an executive service agreement with Mr. Juul, effective as of January 14, 2023, providing for his employment as our Chief Technology Officer (the “CTO Agreement”).

Pursuant to the CTO Agreement, Mr. Juul is entitled to an initial annual base salary of approximately $300,000 and annual pension contributions that amount to 10% of Mr. Juul’s annual base salary. The CTO Agreement also indicates that Mr. Juul shall be eligible to receive (i) an annual cash bonus of up to 150% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his annual base salary pursuant to a separate stock grant agreement. Under the CTO Agreement, Mr. Juul is also entitled to a company car, and we will pay for all expenses related to such company car.

The CTO Agreement is non-terminable until December 31, 2025, after which date, upon providing 12 months advance notice, the CTO Agreement may be terminated by either Mr. Juul or us.

The CTO Agreement contains a perpetual confidentiality requirement.

U.S. Employment Agreement with Paw Juul

Upon Mr. Juul’s relocation to the U.S., we intend to enter into a new executive employment agreement with him to replace the CTO Agreement and provide for Mr. Juul’s continued employment as our Chief Technology Officer (the “U.S. CTO Agreement”) through December 31, 2025 (the “U.S. CTO Agreement Expiration Date”), except upon the earlier termination of the U.S. CTO Agreement as discussed below. Following the U.S. CTO Agreement Expiration Date, the U.S. CTO Agreement may be terminated by Mr. Juul or us for any reason.

Sustainable Projects Group Inc.	Form 10-K	Page 32

Pursuant to the U.S. CTO Agreement, Mr. Juul will be entitled to an annual base salary of $300,000 and will be eligible to participate in our retirement plan, subject to the eligibility terms and conditions of such plan. The U.S. CTO Agreement also indicates that Mr. Juul shall be eligible to receive (i) an annual cash bonus of up to 150% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his base salary pursuant to a separate stock grant agreement. Under the U.S. CTO Agreement, Mr. Juul also will be: (i) entitled to a company car, and we will pay for all expenses related to such company car; (ii) the reimbursement of reasonable moving costs to the Houston area; and (iii) for so as Mr. Juul remains employed by us, for up to the initial two consecutive years following the date Mr. Juul relocates to the Houston area, reimbursement for reasonable housing costs in the Houston area, up to a total amount of $5,000 per month.

Pursuant to the U.S. CTO Agreement, if Mr. Juul’s employment is involuntarily terminated by us without Cause (as defined below) or by reason of his death or Disability (as defined below), then, subject to his timely execution and non-revocation of a release of claims, in addition to compensation that has been earned but not yet paid, he will be entitled to a severance amount equal to his then current base monthly salary from the date of his termination until the U.S. CTO Agreement Expiration Date, or, if such termination occurs after the U.S. CTO Agreement Expiration Date, his then current base monthly salary for a period of 12 months following his date of termination.

For purposes of the U.S. CTO Agreement, “Cause” means: (i) any act by Mr. Juul that is materially detrimental to our best interests or that constitutes common law fraud, a felony or any other criminal act involving moral turpitude; (ii) gross misconduct, material neglect or any act of disloyalty or dishonesty by Mr. Juul related to or connected with Mr. Juul’s employment by us or otherwise likely to cause material harm to us or our reputation; (iii) a material violation by Mr. Juul of our written policies, codes of conduct or direction of our board of directors; (iv) wrongful appropriation by Mr. Juul of our funds or property or other material breach of Mr. Juul’s fiduciary duties to us; or (v) the material breach of the U.S. CTO Agreement by Mr. Juul, or any other written agreement between us and Mr. Juul.

For purposes of the U.S. CTO Agreement, “Disability” means the inability of Mr. Juul to perform on a full-time basis the duties and responsibilities of Mr. Juul’s employment with us by reason of Mr. Juul’s illness or other physical or mental impairment or condition, if such inability continues for an uninterrupted period of 120 days or more during any 180 day period. A period of inability is “uninterrupted” unless and until Mr. Juul returns to full time work for a continuous period of at least 30 days.

The U.S. CTO Agreement requires Mr. Juul to enter into a confidentiality and restrictive covenant agreement, which contains a 12 month post-termination, non-solicitation requirement and a perpetual confidentiality requirement, among other terms and conditions.

Sustainable Projects Group Inc.	Form 10-K	Page 33

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock on March 1, 2023 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days. In computing the number of shares of our common stock beneficially owned by a person or entity and the percentage ownership, the Company deemed outstanding shares of its common stock subject to options held by that person or entity that are currently exercisable or exercisable within 60 days of March 1, 2023. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise noted, the address of each beneficial owner is c/o Sustainable Projects Group Inc., 2316 Pine Ridge Rd #383, Naples, Florida.

The beneficial ownership of the Company’s common stock is based on 287,190,813 shares of the Company’s common stock issued and outstanding as of March 1, 2023.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(2)

Greater than 5% Stockholders

Kestrel Flight Fund LLC(1)	71,797,703	25.0%

AØNP14 ApS (2)	21,700,059	7.6%

Directors and Executive Officers

Sune Mathiesen(3)	92,483,587	32.2%

Stefan Muehlbauer	1,000,000	0.3%

Paw Juul(4)	92,483,587	32.2%

All directors and executive officers as a group (3 persons)	185,967,174	64.8%

*	Less than one percent of outstanding shares.

(1)	Albert Hanser is the Managing Partner of Kestrel Flight Fund LLC. The address of Kestrel Flight Fund LLC is 149 Meadowbrook Road, Weston, Massachusetts 02493.

(2)	Aldo Petersen is the managing director of AØNP14 ApS. The address of AØNP14 ApS is Amaliegade 6, DK-1256 København K.

(3)	Consists of 92,483,587 shares owned directly by Sune Mathiesen Holding ApS. Mr. Mathiesen is the managing director of Sune Mathiesen Holding ApS.

(4)	Consists of 92,483,587 shares owned by FENO Holding ApS. Mr. Juul is the managing director of FENO Holding ApS.

Sustainable Projects Group Inc.	Form 10-K	Page 34

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

We describe below transactions or series of similar transactions, since January 1, 2021, or currently proposed, to which we were a party or will be a party, in which, the amounts involved exceeded $120,000 or 1% of the Company’s total assets, whichever is less; and

●	any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Securities Exchange Agreement

On February 14, 2023, SPGX entered into the Agreement with Lithium Harvest and the Shareholders. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of SPGX’s common stock. The Exchange Transaction closed on February 14, 2023.

Following the issuance to the Shareholders of the shares of the Company’s common stock, the Shareholders hold approximately 72% of the outstanding voting power and capital stock of the Company and the holders of SPGX’s common stock prior to the Exchange Transaction hold approximately 3%. The Shareholders include Sune Mathiesen Holding ApS, of which Mr. Mathiesen is the managing director; FENO Holding ApS, of which Mr. Juul is the managing director; and AØNP14 ApS, of which Mr. Petersen is the managing director, which entities hold 32.2%, 32.2% and 7.6%, respectively, of the outstanding voting power and capital stock of the Company. Kestrel Flight Fund LLC, which held a convertible loan issued by the Company prior to the Exchange Transaction, holds approximately 25% of the outstanding voting power and capital stock of the Company.

The Company’s Related Party Transactions

As described above, Albert Hanser is the Managing Partner of Kestrel Flight Fund LLC and directly or indirectly holds 25% of the issued and outstanding shares in the Company. Kestrel Flight Fund LLC loaned the Company $100,000 pursuant to a Loan Agreement dated July 21, 2021, by and between the Company and Kestrel Flight Fund LLC, which was subsequently amended on June 22, 2022, to increase the loan amount by $25,000 to a total of $125,000 (the “Loan”). The Loan accrued interest at the rate of 10% per annum and converted into the Company’s common stock upon the effectiveness of the Exchange Transaction.

Lithium Harvest’s Related Party Transactions

Lithium Harvest has purchased services from Masu Consult ApS, which is wholly owned by Sune Mathiesen, in the total amount of $249,913, and the Company has outstanding invoices from Masu Consult ApS in the total amount of $249,913.

Director independence

The Company’s board of directors currently consists of Stefan  Muehlbauer and Sune Mathiesen. Pursuant to Item 407(a)(1)(ii) of Regulation S-K of the Securities Act, the Company’s board of directors has adopted the definition of “independent director” as set forth in Rule 5605(a)(2) of the Nasdaq Listing Rules. In summary, an “independent director” means a person other than an executive officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director.

As of the date of the Annual Report on Form 10-K, the Company did not maintain a separately designated audit, compensation or nominating committee.

The Company has also adopted the heightened definitions of independence applicable to members of audit and compensation committees under the Nasdaq Listing Rules. The Company’s board of directors has determined that none of the company’s directors as of the date of this report are “independent” for purposes of 5605(a)(2) of the Nasdaq Listing Rules and the rules applicable to audit and compensation committee members.

Sustainable Projects Group Inc.	Form 10-K	Page 35

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the Company’s audit of annual financial statements and for review of financial statements included in the Company’s Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2022 - $24,600

2021 - $19,000

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2022 - $nil

2021 - $nil

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2022 - $nil

2021 - $nil

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2022 - $nil

2021 - $nil

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

Sustainable Projects Group Inc.	Form 10-K	Page 36

3. Exhibits

The exhibits listed in the following exhibit index are filed as part of this report.

Exhibit	Description
2.1	Securities Exchange Agreement, among the Company, Lithium Harvest ApS and, for certain limited purposes, its shareholders, dated as of February 14, 2023, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

3.1	Articles of Incorporation and Certificate of Amendment, dated September 4, 2009, incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.3	Certificate of Amendment to Articles of Incorporation, dated August 16, 2010, incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.4	Certificate of Amendment to Articles of Incorporation, dated November 9, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed December 19, 2016.

3.5	Certificate of Amendment to Articles of Incorporation, dated November 18, 2017 incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed October 26, 2017.

10.1	Executive Service Agreement, by and between the Company and Sune Mathiesen, dated as of February 14, 2023, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.2	Form of Employment Agreement, by and between the Company and Sune Mathiesen, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.3	Employment Agreement, by and between the Company and Stefan Muehlbauer, dated as of February 14, 2023, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.4	Executive Service Agreement, by and between the Company and Paw Juul, dated as of February 14, 2023, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.5	Form of Employment Agreement, by and between the Company and Paw Juul, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 14, 2023.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K, filed February 14, 2023.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the annual report on Form 10-K of Sustainable Projects Group Inc. for the period ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), and (iv) the Consolidated Statements of Cash Flows. (included)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (included)

Sustainable Projects Group Inc.	Form 10-K	Page 37

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized person.

Sustainable projects Group Inc.

By:	/s/ Sune Mathiesen
Name:	Sune Mathiesen
Title:	President & CEO
Dated:	March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Sune Mathiesen	Chairman, President and Chief Executive Officer (principal executive officer)	March 31, 2023
Sune Mathiesen

/s/ Stefan Muehlbauer	Chief Financial Officers (principal financial and principal accounting officer)	March 31, 2023
Stefan Muehlbauer

Sustainable Projects Group Inc.	Form 10-K	Page 38