Form 10-Q
period 2023-03-31
Sustainable Projects Group Inc.
filed 2023-05-19
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 0r 15(d) of the securities exchange act of 1934

For the quarterly period ended	March 31, 2023

☐	transition report under section 13 0r 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road 383, Naples Florida	34109
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2023
common stock - $0.0001 par value	287,190,813

SUSTAINABLE PROJECTS GROUP INC.

For the THREE MONTHS Ended MARCH 31, 2023 AND 2022

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	March 31,	December 31
	2023	2022
As at
ASSETS
Current Assets:
Cash	$60,701	$-
Accounts receivables	84,490	-
Other receivables – Note 4	12,474	32,181
Inventory – Note 5	3,939	-
Prepaid expenses	4,252	29
	165,856	32,210

Office equipment – Note 6	11,874	-
Filtration equipment –	24,887	-
Intangible assets – Note 7	78,321	10,060
Goodwill – Note 7	156,752	-

TOTAL ASSETS	$437,690	$42,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 10	$480,342	$117,871
Amounts due to related parties – Note 15	536,763	143,861
Payroll liabilities	16,993	-
Notes and interest payable, related party	19,413	-
Notes and interest payable	10,012	-
Deferred revenues	75,485	-
Convertible note and interest payable	-	-
TOTAL CURRENT LIABILITIES	1,139,008	261,732

NON-CURRENT LIABILITIES
Note payable – Note 11	57,144	-
TOTAL NON-CURRENT LIABILITIES	57,144	-

TOTAL LIABILITIES	1,196,152	261,732

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 287,190,813 (Dec 31, 2022 – 8,725,877)	28,719	872
Additional Paid in Capital	17,007,531	3,112,131
Accumulated Deficit	(17,785,015)	(3,329,482)
Other Accumulated Comprehensive Loss	(9,697)	(2,983)
TOTAL STOCKHOLDERS’ DEFICIT	(758,462)	(219,462)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$437,690	$42,270

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three
	Months ended	Months ended
	March 31, 2023	March 31, 2022

Operating Expenses
Administrative and other operating expenses	11,506	175
Depreciation	7,384	-
Management fees	201,591	-
Professional fees	83,308	-
Rent	49,607	-
Wages and salaries	53,476	-
Travel Expenses	7,018	-
	413,890	175

Operating loss before other items	(413,890)	(175)
Miscellaneous income	21,574	-
Financing fees – restated (Note 8)	(3,447,803)	-
Interest expense	(279)	-

Net loss	(3,840,398)	(175)

Comprehensive loss - translation	(6,714)	(133)

Net loss and comprehensive loss attributed to shareholders	$(3,847,112)	$(308)

Loss per share of common stock
-Basic and diluted	$(0.026)	$(0.000)
Weighted average no. of shares of common stock
-Basic and diluted	147,958,345	8,199,655

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31 2023 and 2022

		Par Value			Accumulated
	Common	at $0.0001	Additional Paid-in	Accumulated	Other Comprehensive
For March 31, 2023	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2022	8,725,877	$872	$3,112,131	$(3,329,482)	$(2,983)	$(219,462)
Reorganization	206,667,233	20,667	10,312,695	(10,615,135)	-	(281,773)
Shares to Kestrel	71,797,703	7,180	3,582,705	-	-	3,589,885
Net loss and comprehensive loss	-	-	-	(3,840,398)	(6,714)	(3,845,242)

Balance, March 31, 2023	287,190,813	$28,719	$17,007,531	$(17,785,015)	$(9,697)	$(758,462)

		Par Value				Accumulated
	Common	at $0.0001	Additional Paid-in	Shares to be	Accumulated	Other Comprehensive
For March 31, 2022	Shares	Amount	Capital	issued	Deficit	Loss	Total

Balance, December 31, 2021	8,085,877	$808	$3,091,097	$21,098	$(3,106,538)	$(268)	$6,197
Shares issued at $0.033	640,000	64	21,034	(21,098)	-	-	-
Net loss and comprehensive loss	-	-	-		(175)	(133)	(308)

Balance, March 31, 2022.	8,725,877	$872	$3,112,131	$-	$(3,106,713)	$(401)	$(5,889)

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three	For the three
	Months ended	Months ended
	March 31 2023	March 31 2022
Cash Flows from operating activities:
Net loss	$(3,840,398)	$(175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,386	-
Interest expense	279	-
Financing expense	3,447,802	-
Changes in current assets and liabilities
Prepaid expenses	151	(298)
Accounts receivable	(84,490)	(118)
Other receivables	19,707	-
Accounts payable and accrued expenses	200,298	(17)
Payroll liabilities	16,993	-
Deferred revenue	75,485	-
Amount due to related parties	233,968	-
Net cash provided by (used in) operating activities	77,181	(608)

Cash Flows from investing activities:
Office equipment	(11,885)	-
Filtration equipment	(24,887)	-
Intangible assets	(10,293)	-
Net cash used in investing activities	(47,065)	-

Cash Flows from financing activities:
Proceeds from note and interest payable, related party	19,357	-
Cash received on reorganization	7,942	-
Proceeds from note payable	10,000	-
Net cash provided by financing activities	37,299	-

Effect of foreign exchange on cash	(6,714)	(133)

Net (decrease) increase in cash	60,701	(741)
Cash at beginning of period	-	6,958
Cash at end of period	$60,701	$6,217

Supplemental Disclosures
Cash paid for:
Interest	$	$-

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

1. Organization and Nature of Operations

Sustainable Projects Group Inc. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009 as Blue Spa Incorporated. On December 19, 2016, the Company amended its name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” On September 6, 2017, the Company obtained a majority vote from its shareholders to amend the Company’s name from “Sustainable Petroleum Group Inc.” to “Sustainable Projects Group Inc.” to better reflect its business at the time. The name change was effective on October 20, 2017. Prior to the Exchange Transaction (as defined below), the Company was a multinational business development company that pursued investments and partnerships with companies across sustainable sectors. The Company also was involved in consulting services and collaborative partnerships.

On February 14, 2023, the Company entered into a Securities Exchange Agreement (the “Agreement”) with Lithium Harvest ApS (“Lithium Harvest”), and all the shareholders of Lithium Harvest (the “Shareholders”). Pursuant to the Agreement, the Company acquired all outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock (the “Exchange Transaction”). In addition, the lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represents a change of control and was accounted for as a share reorganization with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree. As a result of the transaction, the number of shares of common stock outstanding was increased to 287,190,813.

The Company’s year-end is December 31.

2. Going Concern

These consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP,” which contemplate continuation of the Company as a going concern. However, the Company has limited revenue and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the successful completion of the Company´s planned lithium project.

The Company has accumulated a deficit of $17,785,015 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $60,701 cash as of March 31, 2023. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investment in order to support the existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in our opinion of management, necessary to present fairly the financial position, results of operations and cashflows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s audited December 31, 2022 year-end financial statements. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the year ended December 31, 2023.

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

Consolidation

The accompanying consolidated unaudited interim financial statements include the accounts of the Sustainable Projects Group Inc., Lithium Harvest ApS and YER Brands Inc. All significant intercompany transactions have been eliminated in the consolidation process.

Operating Leases – Right of Use Assets

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset (“ROU asset”) and a lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted.

The Company adopted the new standard. The Company has elected not to recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. There are no other material asset leases whether operating or finance except as indicated below.

Lithium Harvest has one office lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease does not contain renewal periods at the end of the term. The leases are amortized straight line over the entire office lease agreement. The Company uses an annual interest rate of 10% or a rate of 0.83% per month. This operating lease is classified as a right-to-use asset under the new standard (ASU 206-02). The office lease commences April 1, 2023.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the December 31, 2022 annual report.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its various businesses on a corporation-wide basis. As of March 31, 2023, the Company has three reportable segments: YER Brands, Sustainable Projects Group and Lithium Harvest. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. Each operating segment’s performance is evaluated based on its segment income. Segment income is defined as gross sales and miscellaneous income. At March 31, 2023, segment income and total assets were reported as follows:

	For the three	For the three
	Months ended	Months ended
	March 31, 2023	March 31, 2022

Sales and miscellaneous income
Sustainable Projects Group	$-	$-
YER Brands	-	-
Lithium Harvest	21,574	-
Total Sales	$21,574	$-

Total Assets
Sustainable Projects Group	$4,406	$-
YER Brands	218,868	-
Lithium Harvest	214,416	6,633
Total Assets	$437,690	$6,633

Revenue Recognition

The Company adopted the ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source at the moment from Lithium Harvest, which is sub-leasing office space with and/or without furniture. Accordingly, the Company recognizes revenue when services are provided. These revenues are billed in advance, arrears and/or are prepaid. The performance obligation is the monthly services rendered. Where there is a sub-leasing contract for office space with and/or without furniture, the Company bills monthly for its services as rendered. Where there is no contract, the revenue is recognized as provided.

The Company recognize revenue in accordance with ASC 606 using the following 5 steps to identify revenues:

·	identify the contract with a customer;
·	identify the performance obligations in the contract;
·	determine the transaction price;
·	allocate the transaction price to performance obligations in the contract; and
·	recognize revenue as the performance obligation is satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied.

Advances from Client’s deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain retainers to lessen our risk of non-payment by our customers. Advances from Client’s deposits are recognized as revenue as we meet specified performance obligations as detailed in the contract.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to GAAP applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the Company’s consolidated financial statements.

4. Other Receivables

Other receivables pertain to VAT receivables (value added taxes) of Lithium Harvest. The standard VAT rate in Denmark is 25%.

5. Inventory

	Mar 31 2023	Mar 31 2022

YER Brands (Materials)	$3,939	$-
Total	$3,939	$-

6. Office furniture and equipment

	Mar 31, 2023	Mar 31, 2022

Cost – YER Brands	$9,789	$-
Cost – Lithium Harvest	15,974
Accumulated depreciation	(13,889)	-
Total	$11,874	$-

7. Asset purchase and goodwill

On May 8, 2020, the Sustainable Projects Group entered into a Letter of Intent with Sawyer & Samantha Sparks to purchase all marketing rights, production know-how and limited existing inventory and equipment (the “Assets”) of Soy-yer Dough. Soy-yer Dough is a gluten free modelling clay. As part of the agreement, Sustainable Projects Group issued 105,264 common shares to Sawyer & Samantha Sparks for meeting certain milestones which were at $2.85 per share that was valued at $300,002.

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

8. Reorganization

On February 14, 2023, the Company entered into the Agreement with Lithium Harvest and the Shareholders. Pursuant to the Agreement, the Company acquired all outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock. In addition, the lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represents a change of control and was accounted for as a share reorganization with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree. As a result of the transaction, the number of shares of common stock outstanding was increased to 287,190,813. The purchase price of Lithium Harvest was valued at $10,333,362 using the fair market value of the Company’s common stock price on the date of the Exchange Transaction, February 14, 2023.

The reorganization resulted in the following entries made to the consolidated financial statements :

(a)	To Common Stock (206,667,233 shares at $.0001)	$20,667
(b)	To Additional Paid in Capital (206,667,233 shares at $0.05 per share less common stock )	$10,312,695
(c)	To Accumulated Deficit
	Shares issued for Lithium Harvest (206,667,233 shares x $0.05 per share)	$(10,333,362)
	Net assets (liabilities) of the Company as at February 14, 2023	(281,773)
		$(10,615,135)

The following adjustments were made retroactively to the accounts of Lithium Harvest as of December 31, 2021

	Previously		As
	Stated	Adjustment	Restated
Common shares	$7,940	$(7,132)	$808
Additional paid-in capital	-	3,091,097	3,091,097
Shares to be issued	-	21,098	21,098
Accumulated deficit	(1,475)	(3,105,063)	(3,106,538)
	$6,465	$-	$6,465

The following assets liabilities of the Company were acquired by Lithium Harvest as the accounting acquiree:

Assets
Current assets
Cash	$7,942
Inventory	3,939
Prepaid expenses	4,374
16,255
Office equipment	625
Intangible assets	64,718
Goodwill	156,752
Total assets	$238,350

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$162,174
Amounts due to related parties	158,934
Convertible note and interest payable	132,082
453,190
Non-current note payable	56,933
Total liabilities	$520,123

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

		March 31, 2023		Mar 31, 2022
	Cost	Depreciation	Net	Net
Intellectual properties	$135,000	$77,625	$57,375	$-
Trademark, patents	13,335	-	13,335	-
Website	7,611	-	7,611	-
	$155,946	$77,625	$78,321	$-

Amortization over the remaining three years will be as follows:

2023	$20,250
2024	$27,000
2025	$10,125
Total	$57,375

10. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2023 and 2022 are summarized as follows:

	Mar 31, 2023	Mar 31, 2022

Accounts payable	$473,114	$-
Accrued liabilities	7,228	744
Total	$480,342	$744

For related party transactions as of March 31, 2023 and 2022 are summarized as follows

	Mar 31, 2023	Mar 31, 2022

Accounts payable	$455,538	$-
Accrued liabilities	81,225	-
Total	$536,763	$-

11. Notes payable, Convertible notes payable and Obligation to issue shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. On March 28, 2022, the loan agreement was extended to April 15, 2024. At March 31, 2023, there was $7,144 in accrued interest.

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

On July 23, 2021, the Company received $100,000 pursuant to a two-year unsecured convertible promissory note payable, bearing an interest at 10% per annum. The loan may be renewed at the option of the lender and is secured via a security agreement supported by the Company’s present and future assets. The outstanding principal and unpaid accrued interest will automatically convert into shares of the Company on or before the maturity date upon the closing of a “Qualified Transaction” to an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. If the event that the Qualified Transaction is not consummated on or prior to the maturity date, the lender has the right to convert the principal and unpaid accrued interest of the note into shares of the Company to an amount equal to 25% of the fully diluted capitalization of the Company. A Qualified Transaction is defined as the reverse merger of the Company with a target company. On June 22, 2022, the Company received an additional loan advance of $25,000. At February 14, 2023, the lender exercised the convertible feature of the debt and the loan and interest was converted to 71,797,703 shares of common stock valued at $3,589,885.

During the quarter ended March 31, 2023, Lithium Harvest entered into a two notes payable with a company controlled by the CEO of the Company of $17,173 (DKK 118,000) and with the CEO of $2,183 (DKK 15,000) respectively, with a 3% interest rate per annum that is due on or before May 1, 2023. Subsequent to March 31, 2023, these loans have been repaid. (See Note 13)

On March 29, 2023, the Company entered into a $10,000 note payable with a 15% interest rate per annum. The loan is due on or before December 31, 2023.

12. Common stock

The following stock transactions occurred in the Company’s common stock during the three months ended March 31, 2023:

a)	On February 14, 2023, 206,667,233 shares of common stock were issued pursuant to the Agreement with Lithium Harvest valued at $10,333,362.
b)	On February 14, 2023, 71,979,703 shares of common stock were issued pursuant to a convertible loan settlement valued at $3,589,885.

During the year ended December 31, 2022:

The Company issued 640,000 shares of common stock for a debt settlement for a convertible note payable of $20,000 and accrued interest of $1,098.

13. Related party transactions

Stefan Muehlbauer resigned as a director on February 14, 2023 and is currently the Chief Financial Officer(“CFO”). During the three months ended March 31, 2023, the Company incurred management fees to the CFO totaling an aggregate of $15,625. At March 31, 2023, $110,465 was owing to the CFO for management fees, current and past due, and $1,180 for out of pocket expenses. The Company entered into an Employment Agreement the CFO on February 14, 2023. His annual salary is $125,000, payable on a monthly basis with other benefits. The employment agreement is for a period of one year and at such time, the CFO will be eligible to receive a one-time, lump sum bonus of $25,000, subject to other conditions and terms. (Agreement was previously filed on a Form 8K dated February 14, 2023)

On February 14, 2023, Tiffany Muehlbauer resigned as Chief Technology Officer. At March 31, 2023, $12,766 was owing to the prior officer for past due salaries and $25,500 for management fees.

At March 31, 2023, the Company owed a company controlled by the above two related parties of $20,647 for office expenses.

On February 14, 2023, Sune Mathiesen became the director and Chief Executive Officer (“CEO”) of the Company. During the three months ended March 31, 2023, Lithium Harvest incurred management fees from the CEO totaling an aggregate of $40,023 (DKK 275,000). At March 31, 2023, $40,023 (DKK 275,000) was owing to the CEO for salaries, $1,915 (DKK 13,157) for out of pocket expenses. An aggregate of $2,195 (DKK 15,088) was owed to the CEO for a notes payable and accrued interest. The loan has a 3% interest rate that is due on or before May 1, 2023. Subsequent to March 31, 2023, the loan has been repaid. (See Note 11) Lithium Harvest entered into an Employment Agreement with Mr. Mathiesen on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CEO may be eligible to receive annual bonus up to 150% of the current annual salary. (Agreement was previously filed on a Form 8K dated February 14, 2023)

At March 31, 2023, a company controlled by the director and CEO was owed $284,243 (DKK 1,953,067) for management fees and out of pocket expenses, current and past due. An aggregate of $17,217 (DKK 118,300) was also owed to a company controlled by the director and CEO for a notes payable and accrued interest. The loan has a 3% interest rate that is due on or before May 1, 2023. Subsequent to March 31, 2023, the loan has been repaid. (See Note 11)

On February 14, 2023, Paw Juul became the Chief Technology Officer (“CTO”) of the Company. During the three months ended March 31, 2023, Lithium Harvest incurred management fees from the CTO totaling an aggregate of $40,023 (DKK 275,000). Lithium Harvest entered into an Employment Agreement with Mr. Juul on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CTO may be eligible to receive annual bonus up to 150% of the current annual salary. (Agreement was previously filed on a Form 8K dated February 14, 2023)

14. Subsequent Events

Subsequent to March 31, 2023, the Company received $460,250 in subscriptions for private placements at $0.35 per share from investors.

On May 1, 2023, Lithium Harvest finalized its office lease to commence from April 1, 2023. The lease may be terminated at the end of January 31, 2031. The office is located at Tankedraget 7, 4th – 6th Floor, 9000 Aalborg, Denmark. The annual rent is approximately $336,016 (DKK 2,308,800), payable quarterly in advance. The six-month security deposit as well as the quarterly rent advance was paid on April 28, 2023 of approximately $252,012 (Deposit DKK 1,154,400 and Rent DKK 577,200) plus other operating costs and taxes.

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

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three	For the three
	Months ended	Months ended
	March 31, 2023	March 31, 2022

Operating Expenses
Administrative and other operating expenses	11,506	175
Depreciation	7,384	-
Management fees	201,591	-
Professional fees	83,308	-
Rent	49,607	-
Wages and salaries	53,476	-
Travel Expenses	7,018	-
	413,890	175

Operating loss before other items	(413,890)	(175)
Miscellaneous income	21,574	-
Financing fees – restated (Note 8)	(3,447,803)	-
Interest expense	(279)	-

Net loss	(3,840,398)	(175)

Comprehensive loss - translation	(6,714)	(133)

Net loss and comprehensive loss attributed to shareholders	$(3,847,112)	$(308)

Loss per share of common stock
-Basic and diluted	$(0.026)	$(0.000)
Weighted average no. of shares of common stock
-Basic and diluted	147,958,345	8,199,655

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $100,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $3,000,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of employee and rental expenses, professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $150,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As of March 31, 2022, the Company had cash of $60,701 and total liabilities of $1,139,008. During the 12 month period following the date of this report, management anticipates that the Company will not generate sufficient revenues to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be available for the Company to fund its plan of operations as it does not have tangible assets to secure any debt financing. Management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Three Month Period Ended March 31, 2023

At March 31, 2023, the Company had a cash balance of $60,701 and a working capital deficit of $973,152, compared to a cash balance of $Nil for the period ended December 31, 2022.

The notes to the Company’s financial statements as of December 31, 2022, discloses its uncertain ability to continue as a going concern. The Company has accumulated a deficit of $758,462 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of our business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $60,701 cash on hand as at March 31, 2022. Cashflow from operations was $77,181 for the three months period ended March 31, 2023. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months period. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investments, in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows from operating activities during the three months period ended March 31, 2023 was net cash generated from operations of $77,181, which was primarily due to the financing expenses.

Net Cash Flows from Investing Activities.

The Company’s net cash flow used in investing activities during the three months period ended March 31, 2023 was $47,065, as compared to a net cash flow used by investing activities of $Nil for the same time period for the prior year fiscal period.

Net Cash Flows from Financing Activities.

The Company’s net cash flow from financing activities during the three months period ended March 31, 2023 was $37,299, as compared to $Nil. in the same period for the prior year fiscal period.

Operations Results for the Nine Month Period Ended September 30, 2022

Net Loss. During the three months period ended March 31, 2023, the Company had a net loss of $3,847,112. The loss consisted generally of professional fees, employee expenses and other operating expenses such as administrative fees, management fees, financing fees and depreciation, compared to the same period for the prior fiscal period, when the Company had a net loss of $308. These costs during the three months period ended March 31, 2023 was primarily attributable to financing expenses related to the merger with Lithium Harvest of $3,447,803.

Revenue. During the three months period ended March 31,2023, the Company had revenues of $Nil compared to $Nil from the same period in the prior year. The low level of levels of revenues is largely attributed to the Company still developing its first lithium production plant, which is anticipated to be operational in 2024.

Operating Expenses. The Company’s operating expenses during the three months period ended March 31, 2023 were $413,946 as compared to the same time period for the prior fiscal period of $175. The increase in operating expenses can be attributed to the management and professional fees, as well as rental expenses for our offices in Denmark.

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $758,462 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $60,701 in cash and cash equivalents as of March 31, 2023. Cash from operations was $77,181 for the quarter ended March 31, 2023. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

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

Inflation

Management anticipates increased inflation in all areas of operations. High rates of inflation could impact the company’s development costs for its first production plant expected to be operational in 2024.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In particular, the Company failed to complete and file its assessment of its internal controls over financial reporting in a timely manner for the period ended March 31, 2023. As a result, the Company’s disclosure controls and procedures have not been effective since then and, as a result, were not effective for the period covered by this report.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of management’s last evaluation. However, as a result of management’s completion of the assessment of the Company’s internal controls over financial reporting, certain changes have been made, as discussed above, that will materially affect internal control over financial reporting.

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

During three month period ended March 31, 2023, the Company did not issue shares.

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

The Company has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 14 – Code of Ethics for more information. The Company undertakes to provide any person with a copy of its financial code of ethics free of charge. Please contact the Company at 2316 Pine Ridge Road, Suite 383, Naples, Florida, 34109 to request a copy of the Company’s code of ethics. Management believes the Company’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Management is currently updating is Code of Ethics and will file an updated Code of Ethics when completed.

Item 6. Exhibits

(a) Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-Q are included in this quarterly report or incorporated by reference to the Company’s previous filings with the SEC, which can be found in their entirety at the SEC website at www.sec.gov under SEC File Number 000-54875.

Exhibit	Description	Status
3.1	Articles of Incorporation, filed as an exhibit to SPGX’s Form S-1/A – Amendment #1 (Registration Statement) filed on December 17, 2010, and incorporated herein by reference.	Filed

3.2	By-Laws, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.3	Certificate of Amendment, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

3.4	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 19, 2016, and incorporated herein by reference.	Filed

3.5	Certificate of Amendment, filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 26, 2017, and incorporated herein by reference.	Filed

10.1	Share Purchase Agreement dated July 25, 2016 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on August 11, 2016, and incorporated herein by reference.	Filed

10.2	Property Purchase Agreement dated March 13, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 17, 2017, and incorporated herein by reference.	Filed

10.3	Deposit Agreement dated June 23, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.4	Share Purchase Agreement dated July 6, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.5	Dividend Agreement dated July 10, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on July 11, 2017, and incorporated herein by reference.	Filed

10.6	Consulting Agreement dated April 24, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.7	Services Agreement dated August 1, 2017 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 31, 2017, and incorporated herein by reference.	Filed

10.8	Share Purchase Agreement dated July 25, 2017 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on December 6, 2017, and incorporated herein by reference.	Filed

10.9	Share Purchase Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.10	Consultant Agreement dated January 18, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 19, 2018, and incorporated herein by reference.	Filed

10.11	Share Purchase Agreement dated January 30, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on January 31, 2018, and incorporated herein by reference.	Filed

10.12	Asset Purchase Agreement dated for reference May 22, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on May 31, 2018, and incorporated herein by reference.	Filed

10.13	Letter of Intent dated for reference September 25, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.14	Shareholder’s Agreement dated September 29, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on October 3, 2018, and incorporated herein by reference.	Filed

10.15	Letter Agreement dated December 31, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference	Filed

10.16	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.17	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.18	Purchase Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.19	Call Option Agreement dated December 26, 2018 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on February 14, 2019, and incorporated herein by reference.	Filed

10.20	Shareholder’s Agreement dated February 25, 2019 filed as an exhibit to SPGX’s Form 8-K (Current Report) filed on March 1, 2019, and incorporated herein by reference.	Filed

10.21	Share Purchase Agreement dated May 31, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.22	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

10.23	Employment Agreement dated May 1, 2018 filed as an exhibit to SPGX’s Form 10-K (Annual Report) filed on August 29, 2019, and incorporated herein by reference.	Filed

14	Code of Ethics, filed as an exhibit to SPGX’s Form S-1 (Registration Statement) filed on September 13, 2010, and incorporated herein by reference.	Filed

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Sune Mathiesen.	Included

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Stefan Muehlbauer	Included

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Sune Mathiesen.	Included

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Stefan Muehlbauer.	Included

101 *	Financial statements from the quarterly report on Form 10-Q of SPGX Incorporated for the quarter ended March 31, 2023, formatted in XBRL: (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	Furnished

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

Sustainable projects Group Inc.

By:	/s/ Sune Mathiesen
Name:	Sune Mathiesen
Title:	President & CEO
Dated:	May 19, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Sune Mathiesen	Chairman, President and Chief Executive Officer (principal executive officer)	May 19, 2023
Sune Mathiesen

/s/ Stefan Muehlbauer	Chief Financial Officers (principal financial and principal accounting officer)	May 19, 2023
Stefan Muehlbauer

Page 15