Form 10-Q
period 2023-06-30
Sustainable Projects Group Inc.
filed 2023-08-22
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended	June 30, 2023

☐	transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Incorporated in the State of Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2316 Pine Ridge Road 383, Naples Florida	34109
(Address of principal executive offices)	(Zip Code)

305-814-2915

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☒ No

As of August 18, 2023, there were 292,696,813 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

SUSTAINABLE PROJECTS GROUP INC.

For the SIX MONTHS Ended JUNE 30, 2023 AND 2022

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$621,508	$9,363
Accounts receivables	44,005	-
Other receivables – Note 4	66,810	32,180
Inventory – Note 5	3,939	3,939
Prepaid expenses	227,681	4,403
	963,943	49,885

Right Of Use Assets – Note 10	1,790,787	-
Office equipment and furniture – Note 6	93,220	625
Filtration system	25,056	-
Intangible assets – Note 7	93,243	74,778
Goodwill – Note 7	156,752	156,752

TOTAL ASSETS	$3,123,001	$282,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 11	$563,197	$279,888
Amounts due to related parties – Note 14	636,091	287,911
Payroll liabilities	53,807	-
Notes and interest payable, related party – Note 14	14,583	-
Notes and interest payable	67,975	-
Deferred revenues	81,903	-
Lease liability, current portion – Note 10	173,235	-
TOTAL CURRENT LIABILITIES	1,590,791	567,799

NON-CURRENT LIABILITIES
Note payable	-	56,722
Lease liability obligation – long term – Note 10	1,636,886	-
TOTAL NON-CURRENT LIABILITIES	1,636,886	56,722

TOTAL LIABILITIES	3,227,677	624,521

STOCKHOLDERS’ DEFICIT
Common Stock – Note 13 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 287,190,813	28,719	28,719
Additional Paid in Capital	17,171,767	17,007,531
Shares subscribed	1,252,100	-
Accumulated Deficit	(18,540,820)	(17,375,748)
Other Accumulated Comprehensive Loss	(16,442)	(2,983)
TOTAL STOCKHOLDERS’ DEFICIT	(104,676)	(342,481)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,123,001	$282,040

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues
Gross revenues	$-	$1,595	$-	$1,595
Cost of goods sold	-	(3,472)	-	(3,472)
Gross margin		(1,877)		(1,877)

Operating and administrative expenses
General and administrative expenses	1,170	7,779	29,347	13,897
Depreciation	19,127	7,166	26,511	14,333
Amortized right of use assets	58,878	-	58,878	-
Advertising and promotion	1,041	-	1,041	-
Interest on lease	45,719	-	45,719	-
Office Maintenance & Utilities	47,829	-	47,829	-
Consulting fees	61,221	-	61,221	-
Management fees	191,887	13,384	393,478	22,384
Professional fees	55,623	8,000	138,931	15,600
Rent	2,194	-	51,801	-
Stock based compensation (Note 15)	164,236	-	164,236	-
Travel expenses	10,319	-	17,337	-
Wages and salaries	146,237	-	199,713	-
Vehicle expense	18,878	-	18,878	-
Loss on inventory write down	-	26,950	-	26,950
Total operating and administrative expenses	824,359	63,279	1,254,920	93,164

Operating loss before other items	(824,359)	(65,156)	(1,254,920)	(95,041)
Miscellaneous income	69,817		91,391
Interest expense	(1,263)	(2,943)	(1,543)	(5,840)
Net Loss	(755,805)	(68,099)	(1,165,072)	(100,881)
Translation gain (loss)	(6,745)	(140)	(13,459)	(276)
Net loss and comprehensive loss	(762,550)	(68,239)	(1,178,531)	(101,157)
Net loss attributed to non-controlling interest	-	(15,171)	-	(16,681)

Net loss and comprehensive loss, attributed to shareholders	$(762,550)	$(53,068)	$(1,178,531)	$(84,476)

Basic and diluted loss per share	$(0.002)	$(0.000)	$(0.005)	$(0.000)
Weighted average number of common shares outstanding	287,190,813	272,831,272	217,959,199	272,569,615

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2023 and 2022

		Par Value				Accumulated
	Common	at $0.0001	Additional Paid-in	Shares to be	Accumulated	Other Comprehensive
	Shares	Amount	Capital	Issued	Deficit	Loss	Total

Balance, December 31, 2022	287,190,813	$28,719	$17,007,531	$-	$(17,375,748)	$(2,983)	$(342,481)
Net loss and comprehensive loss	-	-	-		(409,267)	(6,714)	(415,981)

Balance, March 31, 2023	287,190,813	$28,719	$17,007,531	$-	$(17,785,015)	$(9,697)	$(758,462)
Shares subscribed at $0.35 per share				877,100			877,100
Shares subscribed at $0.25 per share				375,000			375,000
Stock based compensation			164,236				164,236
Net loss and comprehensive loss	-	-	-		(755,805)	(6,745)	(762,550)

Balance, June 30, 2023	287,190,813	$28,719	$17,007,531	$1,252,100	$(18,540,820)	$(16,442)	$(104,676)

		Par Value				Accumulated
	Common	at $0.0001	Additional Paid-in	Shares to be	Accumulated	Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Issued	Deficit	Loss	Interests	Total

Balance, December 31, 2021	286,550,813	$28,655	$16,986,497	$21,098	$(17,342,966)	$(268)	$66,979	$(240,005)
Shares issued at $0.033	640,000	64	21,034	(21,098)	-	-		-
Net loss and comprehensive loss	-	-	-		(31,405)	(133)	(1,510)	(31,405)

Balance, March 31, 2022.	287,190,813	28,719	17,007,531	-	(17,374,371)	(401)	65,469	(273,053)
Net loss and comprehensive loss					(53,068)	(140)	(15,171)	(68,379)

Balance, June 30, 2022	287,190,913	$28,719	$17,007,531	$-	$(17,427,439)	$(541)	$50,298	$(341,432)

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the	For the
	Six Months ended	Six Months ended
	June 30, 2023	June 30, 2022
Cash Flows from operating activities:
Net loss	$(1,165,072)	$(100,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,511	14,333
Amortized right of use assets	58,878	-
Interest on lease	45,719	-
Stock based compensation	164,236	-
Write down of inventory	-	26,950
Changes in current assets and liabilities
Prepaid expenses	(223,278)	830
Accounts receivable	(44,005)	(1,292)
Other receivables	(34,630)	-
Inventory		3,472
Accounts payable and accrued expenses	284,204	(9,550)
Interest payable	-	5,841
Payroll liabilities	53,807	-
Deferred revenue	81,903	-
Note payable	67,975	-
Amount due to related parties	362,763	3,955
Net cash provided by (used in) operating activities	(320,989)	(56,342)

Cash Flows from investing activities:
Office + furniture equipment	(104,667)	-
Filtration equipment	(24,887)	-
Intangible assets	(32,936)	-
Net cash used in investing activities	(162,490)	-

Cash Flows from financing activities:
Shares subscribed	1,252,100	-
Lease payment	(86,205)
Proceeds (repayment) of note payable	(56,722)	25,000
Net cash provided by financing activities	1,109,173	-

Effect of foreign exchange on cash	(13,549)	(273)

Net (decrease) increase in cash	612,145	(31,615)
Cash at beginning of period	9,363	62,929
Cash at end of period	$621,508	$31,314

Supplemental Disclosures
Cash paid for:
Interest	$	$-

During the quarter ended June 30, 2023, operating leases with a discounted value of $1,850,195 were recorded as Right Of Use Assets and Lease liabilities.

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

1. Organization and Nature of Operations

Sustainable Projects Group Inc. (the “Company”) was incorporated in the State of Nevada, USA on September 4, 2009 as Blue Spa Incorporated. On December 19, 2016, the Company amended its name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” On September 6, 2017, the Company obtained a majority vote from its shareholders to amend the Company’s name from “Sustainable Petroleum Group Inc.” to “Sustainable Projects Group Inc.” to better reflect its business at the time. The name change was effective on October 20, 2017. Prior to the Exchange Transaction (as defined below), the Company was a multinational business development company that pursued investments and partnerships with companies across sustainable sectors. The Company also was involved in consulting services and collaborative partnerships. Unless the context otherwise requires, references to the Company refer to Sustainable Projects Group Inc. and its consolidated subsidiaries (including Lithium Harvest ApS) collectively.

On February 14, 2023, the Company entered into a Securities Exchange Agreement (the “Agreement”) with Lithium Harvest ApS (“Lithium Harvest”), and all the shareholders of Lithium Harvest (the “Shareholders”). Pursuant to the Agreement, the Company acquired all outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock (the “Exchange Transaction”). In addition, the lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represented a change of control and was accounted for as a share reorganization with Lithium Harvest being the accounting acquirer and Sustainable Projects Group Inc. being the accounting acquiree. As a result of the transaction, the number of shares of the Company’s common stock outstanding was increased to 287,190,813, and Lithium Harvest became a wholly owned subsidiary of Sustainable Projects Group Inc. Because the transaction was recognized as a share reorganization, it was recognized retroactively as if it occurred on January 31, 2021. All amounts subsequent to that date include the accounts of both Sustainable Projects Group Inc. and Lithium Harvest.

The Company’s year-end is December 31.

2. Going Concern

These consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP,” which contemplate continuation of the Company as a going concern. However, the Company has limited revenue and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheets is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the successful implementation of the Company´s planned strategy of supplying high performance lithium compounds to the electric vehicle and broader battery markets.

The Company has accumulated a deficit of $18,540,820 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $621,508 in cash as of June 30, 2023. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investment in order to support the existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cashflows for the interim period presented in accordance with GAAP. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s audited December 31, 2022 year-end financial statements. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

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

Consolidation

The accompanying consolidated unaudited interim financial statements include the accounts of Sustainable Projects Group Inc., Lithium Harvest ApS and YER Brands Inc. All significant intercompany transactions have been eliminated in the consolidation process.

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

Lithium Harvest has one office lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease does not contain renewal periods at the end of the term. The lease is amortized straight line over the entire term of the office lease agreement. The Company uses an annual interest rate of 10%, or a rate of 2.50% per quarter. This operating lease is classified as a right-to-use asset under the new standard (ASU 2016-02). The office lease commenced April 1, 2023.

Lithium Harvest has one software lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease has one renewal period of one year at the end of the term. The lease is amortized straight line over the entire term of the software lease. The Company uses an annual interest rate of 10%, or a rate of 2.50% per quarter. This operating lease was classified as a right-to-use asset under the new standard (ASU 2016-02). The software lease commenced May 1, 2023.

Lithium Harvest has one equipment lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease does not contain renewal periods at the end of the term. The lease is amortized straight line over the entire term of the equipment lease. The Company uses an annual interest rate of 10%, or a rate of 2.50% per quarter. This operating lease is classified as a right-to-use asset under the new standard (ASU 2016-02). The equipment lease commenced June 1, 2023.

Lithium Harvest has one service equipment lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease does not contain renewal periods at the end of the term. The lease is amortized straight line over the entire term of the software lease. The Company uses an annual interest rate of 10%, or a rate of 2.50% per quarter. This operating lease was classified as a right-to-use asset under the new standard (ASU 2016-02). The service equipment lease commenced May 10, 2023.

Stock Based Compensation

The Company follows the guideline under ASC 718, “Stock Compensation”. The standard provides that for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, all share-based payments to both employees and directors be recognized in the income statement based on their fair values. For non-employee stock-based compensation, the Company applies ASC 505 Equity-Based Payments to Non-employees. This standard provides that all stock-based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably measured or determinable.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies previously disclosed in the December 31, 2022 annual report.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its various businesses on a corporation-wide basis. As of June 30, 2023, the Company has three reportable segments: YER Brands, Sustainable Projects Group and Lithium Harvest. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. Each operating segment’s performance is evaluated based on its segment income. Segment income is defined as gross sales and miscellaneous income. At June 30, 2023, segment income and total assets were reported as follows:

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2023	December 31, 2022

Sales and miscellaneous income
Sustainable Projects Group	$-	$-
YER Brands	-	-
Lithium Harvest	91,391	-
Total Sales	$91,391	$-

Total Assets at End of Period
Sustainable Projects Group	$25,989	$13,435
YER Brands	211,910	226,336
Lithium Harvest	2,885,102	42,269
Total Assets	$3,123,001	$282,040

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source at the moment from Lithium Harvest, which is sub-leasing office space with and/or without furniture. Accordingly, the Company recognizes revenue when services are provided. These revenues are billed in advance, arrears and/or are prepaid. The performance obligation is the monthly services rendered. Where there is a sub-leasing contract for office space with and/or without furniture, the Company bills monthly for its services as rendered. Where there is no contract, the revenue is recognized as provided.

The Company recognizes revenue in accordance with ASC 606 using the following 5 steps to identify revenues:

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

Advances from client’s deposits are contract liabilities with customers that represent the Company’s obligation to either transfer goods or services in the future, or refund the amount received. Where possible, the Company obtains retainers to lessen risk of non-payment by customers. Advances from client’s deposits are recognized as revenue as the Company meets specified performance obligations as detailed in the contract.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to GAAP applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the Company’s consolidated financial statements.

4. Other Receivables

Other receivables pertain to VAT (value added taxes) receivables of Lithium Harvest. The standard VAT rate in Denmark is 25%.

5. Inventory

	June 30 2023	Dec 31 2022

YER Brands (Materials)	$3,939	$3,939
Total	$3,939	$3,939

6. Office Furniture and Equipment

	June 30 2023	Dec 31 2022

Cost – YER Brands	$5,000	$9,789
Cost – Sustainable Projects Group Inc.	4,089	-
Cost – Lithium Harvest	104,747	-
Accumulated depreciation	(20,616)	(9,164)
Total	$93,220	$625

7. Asset Purchase and Goodwill

On May 8, 2020, the Sustainable Projects Group Inc. entered into a Letter of Intent with Sawyer & Samantha Sparks to purchase all marketing rights, production know-how and limited existing inventory and equipment (the “Assets”) of Soy-yer Dough. Soy-yer Dough is a gluten free modelling clay. As part of the agreement, Sustainable Projects Group Inc. issued 105,264 shares of common stock to Sawyer & Samantha Sparks for meeting certain milestones, with each share valued at $2.85,resulting in an aggregate value of $300,002.

Goodwill was recorded on the Soy-yer Dough purchase as the amount of the investment in excess of the value of the identifiable net assets purchased. The amount is not amortized but rather is tested for impairment at least annually. The identifiable assets and goodwill were calculated as follows:

Purchase Price	$300,002
Allocated to:
License	135,000
Equipment	5,000
Inventory	3,250
Identifiable net assets	143,250

Allocated to Goodwill	$156,752

8. Reorganization

On February 14, 2023, the Company entered into the Agreement with Lithium Harvest and the Shareholders. Pursuant to the Agreement, the Company acquired all outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock. In addition, the lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represented a change of control and was accounted for as a share reorganization with Lithium Harvest being the accounting acquirer and Sustainable Projects Group Inc. being the accounting acquiree. As a result of the transaction, the number of shares of common stock outstanding was increased to 287,190,813. The purchase price of Lithium Harvest was valued at $10,333,362 using the fair market value of the Company’s common stock price on the date of the Exchange Transaction, February 14, 2023.

Because the transaction was recognized as a share reorganization, it was retroactively applied as if it occurred on January 31, 2021. All amounts subsequent to that date include the accounts of both Sustainable Projects Group Inc. and Lithium Harvest.

9. Intangible Assets

The intellectual property and trademarks acquired on the Soy-yer Dough purchase (See Note 7, Asset purchase and goodwill) were identified as intangible assets with finite useful lives and are amortized on a straight-line basis over their useful lives of five years. Amortization commences when the assets are available for use. Intellectual property consist of production process, know-how, product recipe, marketing, and branding.

The Lithium Harvest Danish patent will be amortized on a straight-line basis over its useful life of 115 months.

		June 30, 2023		December 31, 2022
	Cost	Depreciation	Net	Net
Intellectual property – 60 mths	$135,000	$84,375	$50,625	$64,125
Branding, Visual Identity – 36 mths	7,181	133	7,048	-
Trademark, patents -	13,421	412	13,009	10,653
Website – 36 mths	22,987	426	22,561	-
	$178,589	$85,346	$93,243	$145,653

Amortization over the next three years for the above will be as follows:

2023	$19,077
2024	$38,155
2025	$16,252
Total	$73,484

10. Right of Use Assets (“ROU”) and Lease Liability

The Company has four (4) operating leases ranging from 36 months to 94 months that it capitalized as ROU assets. The discounted interest rate used was 10%. As at June 30, 2023, the ROU assets are the following:

		Amount	Accum Amort	Remaining Balance
Office lease	94 mths	$1,822,312	$58,165	$1,764,147
Software lease	36 mths	17,658	981	16,677
Service lease	60 mths	5,506	183	5,323
Equipment lease	60 mths	4,719	79	4,640
		$1,850,195	$59,408	$1,790,787

The remaining lease liabilities at June 30, 2023 were $1,810,121. The current portion of the lease liability was $173,235 and the non-current portion of the lease liabilities was $1,636,886. Lease payments required are as follows:

Year
2023	$173,942
2024	347,885
2025	347,885
2026	344,863
2027	340,956
2028	339,288
2029	338,301
2030	338,301
2031	28,192
2,599,611
Amount representing interest	(789,490)
Lease obligation, net	1,810,121
Less current portion	(173,235)
Non-current portion lease obligation	$1,636,886

11. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	Dec 31, 2022

Accounts payable	$554,447	$164,906
Accrued liabilities	8,750	114,982
Total	$563,197	$279,888

Related-party transactions as of June 30, 2023 and December 31, 2022 are summarized as follows

	June 30, 2023	Dec 31, 2022

Accounts payable	$450,997	$287,911
Accrued liabilities	185,094	-
Total	$636,091	$287,911

12. Notes Payable, Convertible Notes Payable and Obligation to Issue Shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan was originally due on or before April 15, 2022. On March 28, 2022, the term of the loan agreement was extended to April 15, 2024. At March 31, 2023, there was $7,144 in accrued interest under the loan.

On July 12, 2019, the Company entered into an unsecured convertible loan agreement with a relative of the Company’s CEO in the amount of $20,000 with an interest rate of 3.0% per annum. The loan was due on or before July 12, 2022. The lender had the option to convert the whole loan and the accrued interest into shares of common stock of the Company at the price of $1.45 per share. On May 10, 2021, the Company agreed to a debt settlement arrangement whereby it would issue 640,000 shares of common stock in settlement of the principal amount outstanding under the loan of $20,000 as well as accrued interest and fees valued at $1,098. The transaction value was calculated to be $0.033 per share. The shares were issued during the three-month period ended March 31, 2022.

On July 23, 2021, the Company borrowed $100,000 pursuant to a two-year unsecured convertible promissory note, bearing an interest at 10% per annum. The loan could be renewed at the option of the lender and was secured by a security agreement with collateral consisting of the Company’s present and future assets. The outstanding principal and unpaid accrued interest would automatically convert into shares of the Company’s common stock on or before the maturity date upon the closing of a “Qualified Transaction” in an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. In the event that a Qualified Transaction was not consummated on or prior to the maturity date, the lender had the right to convert the principal and unpaid accrued interest of the note into shares of the Company’s common stock in an amount equal to 25% of the fully diluted capitalization of the Company. A Qualified Transaction is defined as the reverse merger of the Company with a target company. On June 22, 2022, the Company received an additional loan advance of $25,000. On February 14, 2023, the lender exercised the convertible feature of the debt, and the outstanding principal and accrued interest under the loan was converted into 71,797,703 shares of common stock valued at a total amount of $3,589,885. This transaction was retroactively recorded as if it occurred on January 31, 2021.

During the quarter ended March 31, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company, with one note in the principal amount of $17,173 (DKK 118,000) and the other in the principal amount of $2,183 (DKK 15,000), and each with a 3% interest rate per annum that is due on or before May 1, 2023. These loans have been repaid. (See Note 14)

On March 29, 2023, the Company entered into a $10,000 note payable with a 15% interest rate per annum. The loan is due on or before December 31, 2023.

On April 28, 2023, a company controlled by a director and the Chief Technology Officer of the Company loaned the Company $14,506 (DKK 99,000). The loan has a 3% interest rate that was due on or before June 30, 2023. As at June 30, 2023, the loan remains outstanding and the accrued interest was $76.

13. Common Stock

The following stock transactions occurred with respect to the Company’s common stock during the six months ended June 30, 2023, but were recorded retroactively as if they occurred on January 31 2021:

a)	On February 14, 2023, 206,667,233 shares of common stock valued at $10,333,362 were issued to the shareholders of Lithium Harvest pursuant to the Agreement with Lithium Harvest with respect to the Exchange Transaction.

b)	On February 14, 2023, 71,979,703 shares of common stock valued at $3,589,885 were issued to a lender pursuant to a convertible loan settlement in connection with the Exchange Transaction.

During the year ended December 31, 2022, the Company issued 640,000 shares of common stock in a debt settlement transaction, settling a convertible note payable with a principal balance of $20,000 and accrued interest of $1,098.

14. Related-Party Transactions

Stefan Muehlbauer resigned as a director of the Company on February 14, 2023 and is currently the Chief Financial Officer (“CFO”) of the Company. During the six months ended June 30, 2023, the Company incurred management fees to the CFO totaling an aggregate of $59,625. At June 30, 2023, $110,465 was owing to the CFO for management fees, consisting of current and past due amounts, and $1,180 for reimbursement of out of pocket expenses. The Company entered into an Employment Agreement the CFO on February 14, 2023. His annual salary is $125,000, payable on a monthly basis with other benefits. The employment agreement is for a period of one year and at such time the CFO will be eligible to receive a one-time, lump sum bonus of $25,000, subject to other conditions and terms. This Employment Agreement was filed as Exhibit 10.3 to the Company’s Current Report on a Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

On February 14, 2023, Tiffany Muehlbauer resigned as Chief Technology Officer of the Company. At June 30, 2023, $12,766 was owing to Ms. Muehlbauer for past due salaries and $25,500 for management fees.

At June 30, 2023, the Company owed a company controlled by Stefan Muehlbauer and Tiffany Muehlbauer the amount of $20,647 for office expenses.

On February 14, 2023, Sune Mathiesen became a director and Chief Executive Officer (“CEO”) of the Company. During the six months ended June 30, 2023, Lithium Harvest incurred management fees payable to the CEO totaling an aggregate of $119,808 (DKK 825,000). At June 30, 2023, $91,945 (DKK 627,500) was owing to the CEO for salaries and $2,459 (DKK 16,779) for reimbursement of out of pocket expenses. At June 30, 2023, an aggregate of $23 (DKK 155) was owed to the CEO for accrued interest under a loan made by the CEO to the Company. The loan had a 3% interest rate that was due on or before May 1, 2023. The loan has been repaid. (See Note 12) Lithium Harvest entered into an Employment Agreement with Mr. Mathiesen on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CEO may be eligible to receive an annual bonus of up to 150% of his current annual salary. This Employment Agreement was filed as Exhibit 10.2 to the Company’s Current Report on a Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

At June 30, 2023, a company controlled by the director and CEO was owed $286,176 (DKK 1,953,067) for management fees and out of pocket expenses, current and past due. An aggregate of $17,217 (DKK 118,300) was also owed to a company controlled by the director and CEO for a notes payable and accrued interest. The loan has a 3% interest rate that is due on or before May 1, 2023. The loan has been repaid. (See Note 12)

On February 14, 2023, Paw Juul became the Chief Technology Officer (“CTO”) of the Company. During the six months ended June 30, 2023, Lithium Harvest incurred management fees from the CTO totaling an aggregate of $119,808 (DKK 825,000). At June 30, 2023, $91,945 (DKK 627,500) was owing to the CTO for salaries. Lithium Harvest entered into an Employment Agreement with Mr. Juul on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CTO may be eligible to receive annual bonus up to 150% of the current annual salary. This Employment Agreement was filed as Exhibit 10.5 to the Company’s Current Report on a Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

On April 28, 2023, a Company controlled by a director and CTO, Paw Juul, of the Company loaned the Company $14,506 (DKK 99,000). The loan has a 3% interest rate that was due on or before June 30, 2023. As of June 30, 2023, the loan remains outstanding and the accrued interest was $76.

15. Stock Based Compensation

On May 10, 2023, the Company granted restricted stock unit (“RSU”) awards to certain key employees and Directors under the Company’s 2023 Equity Incentive Plan (the “Incentive Plan”).  The Company is authorized to grant options and other stock-based awards to executive officers, directors, employees and consultants enabling them to acquire up to 45,000,000 shares of common stock of the Company. The exercise price of each option equals the market price of the Company’s shares of common stock as calculated on the date of the grant.  The maximum term and/or vesting period shall not be more than  ten years from the grant date. The vesting period for all options is at the discretion of the board of directors of the Company and shall not be more than ten years from the grant date.  The options are non-transferable.

Restricted stock awards are subject to vesting and spread over time at the discretion of the Committee administering the Incentive Plan. Upon the vesting of shares of restricted stock and the Company’s determination that any necessary conditions precedent to the release of vested shares have been satisfied, such vested shares will then be made available to the participants. Except as otherwise provided in the Incentive Plan or award agreement, the participants with a restricted stock award shall have all the rights of a stockholder, including the right to vote the shares of restricted stock. The RSU awards granted on May 10, 2023 provide that the recipients do not have rights of a stockholder prior to vesting. The fair value of the Company’s common stock on the grant date was $0.072 per share. At June 30, 2023, the stock based compensation expense was $164,236. The table below sets forth the vesting schedule with respect to the RSUs granted on May 10, 2023.

			Vesting Schedule (Number of Shares)
Name	Title	Total RSUs	May 10, 2024	May 10, 2025	May 10, 2026
Sune Mathiesen	CEO, Director	6,111,111	2,037,037	2,037,037	2,037,037
Paw Juul	CTO, Director	5,625,000	1,875,000	1,875,000	1,875,000
Stefan Muehlbauer	CFO	1,736,111	578,704	578,704	578,703
Kristian Jensen	Director	1,458,333	486,111	486,111	486,111
			4,976,852	4,976,852	4,976,851

16. Subsequent Events

The Company issued a total of 5,506,000 restricted shares of common stock to residents of Denmark in an unregistered private placement that closed on August 18, 2023. The shares were issued in two tranches. The 1,5000,000 shares issued in the first tranche were sold at a price of $0.25 per share, for total gross proceeds of $375,000. The 4,006,000 shares issued in the second tranche were sold at a price of $0.35 per share, for total gross proceeds of $1,402,100.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “report” or this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to:

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

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on March 31, 2023 (the “Annual Report”), and in Part II, Item A. “Risk Factors” in any quarterly reports on Form 10-Q filed subsequently thereto, including any risks described in Part II, Item A. “Risk Factors” of this Form 10-Q. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this Form 10-Q is included based on information available to us that we believe is accurate. It is generally based on publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements, except as required by federal securities laws.

Overview

Sustainable Projects Group Inc. (collectively with its consolidated subsidiaries, “SPGX,” “we,” “us,” our” or the “Company”) is a pure-play lithium company focused on supplying high performance lithium compounds to the fast-growing electric vehicle (“EV”) and broader battery markets. We have developed a proprietary technology to extract lithium from oilfield wastewater, which we believe will enable us to manufacture lithium compounds quickly, at an attractive cost, and with a minimal environmental footprint, which we expect to provide us with a competitive advantage over other lithium manufacturers. We believe this competitive advantage will enable us to capitalize on the acceleration of vehicle electrification and renewable energy adoption.

We plan to establish our first lithium carbonate manufacturing facility in 2023, which we anticipate will be capable of manufacturing up to 1,000 metric tons of lithium carbonate equivalent (“LCE”), and we plan to begin manufacturing battery-grade lithium compounds at such facility in the first half of 2024. No assurance can be given that we will be able to establish such facility or begin manufacturing within this timeframe or at all.

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

On June 22, 2023, SPGX signed of a nonbinding letter of intent (the “LOI”) with a leading midstream water management company to form a joint venture company through which the parties intended to establish manufacturing facilities with respect to lithium carbonate and water for beneficial reuse. After further discussions and negotiations, the parties decided not to pursue the formation of the contemplated joint venture company and the LOI expired pursuant to its terms.

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

We plan to enter into long-term supply agreements with oil and gas companies and service providers for the supply of produced water. The Company expects to enter into one or more long-term supply agreements for the supply of produced water before the end of the third quarter of 2023, although no assurance can be given that this will occur during such quarter or at all.

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

Competition

Our products will compete with other lithium compounds available in the market. Many of our competitors are large companies with long-term experience in the industry. The market for battery grade lithium compounds faces barriers to entry, including access to a stable and sufficient supply of lithium feedstock, the ability to produce a sufficient quality and quantity of lithium, technical know-how, and sufficient lead time to develop new lithium mining projects. We believe that our Direct Lithium Extraction (“DLE”) technology enables us to produce high quality products quickly, at an attractive cost, and with a minimal environmental footprint, which we believe will differentiate us from our competitors. We intend to continue to invest in research and development to further improve our products, develop new products, and build market share.

Intellectual Property

Our success depends in part upon our ability to protect and use our DLE technology and the intellectual property rights related to our DLE technology. On December 15, 2022 we received an “Intention to Grant” notification from the Danish Patent and Trademark Office. The Company´s Danish patent has been granted. Further, we have a pending application for a U.S. patent. The patents will expire in 2042.

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

Manufacturing

We intend to manufacture the lithium compounds we extract at our own facilities. We intend to begin construction of our first commercial manufacturing facility in 2023, although no assurance can be given that construction will begin during 2023 or at all.

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

Human Capital Management

We had ten full-time employees as of June 30, 2023. None of our employees are represented by a labor organization or are a party to a collective bargaining arrangement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other reports required by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available to the public free of charge on the SEC’s website at www.sec.gov.

In addition, we voluntarily send an annual report to our stockholders. This annual report includes audited financial statements and other information about the Company’s performance, operations, and strategies. Stockholders can elect to receive this annual report in electronic form by visiting our Investor Relations website at www.spgroupe.com or by contacting our Investor Relations department at info@spgroupe.com. Information contained on our website is not a part of this Form 10-Q and the inclusion of our website address is an inactive textual reference only.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	-	-	-	-
Gross revenues	$-	$1,595	$-	$1,595
Cost of goods sold	-	(3,472)	-	(3,472)
Gross margin		(1,877)		(1,877)

Operating and administrative expenses
General and administrative expenses	1,170	7,779	29,347	13,897
Depreciation	19,127	7,166	26,511	14,333
Amortized right of use assets	58,878	-	58,878	-
Advertising and promotion	1,041	-	1,041	-
Interest on lease	45,719	-	45,719	-
Office Maintenance & Utilities	47,829	-	47,829	-
Consulting fees	61,221	-	61,221	-
Management fees	191,887	13,384	393,478	22,384
Professional fees	55,623	8,000	138,931	15,600
Rent	2,194	-	51,801	-
Stock based compensation	164,236	-	164,236	-
Travel expenses	10,319	-	17,337	-
Wages and salaries	146,237	-	199,713	-
Vehicle expense	18,878	-	18,878	-
Loss on inventory write down		26,950		26,950
Total operating and administrative expenses	824,359	63,279	(1,254,920)	93,164

Operating loss before other items	(824,359)	(65,156)	(1,254,920)	(95,041)
Miscellaneous income	69,817		91,391
Interest expense	(1,263)	(2,943)	(1,543)	(5,840)
Net Loss	(755,805)	(68,099)	(1,165,072)	(100,881)
Translation gain (loss)	(6,745)	(140)	(13,459)	(276)
Net loss and comprehensive loss	(762,550)	(68,239)	(1,178,531)	(101,157)
Net loss attributed to non-controlling interest	-	(15,171)	-	(16,681)

Net loss and comprehensive loss, attributed to shareholders	$(762,550)	$(53,068)	$(1,178,531)	$(84,476)

In addition, management anticipates incurring the following expenses during the next 12-month period:

●	Management anticipates spending approximately $250,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $3,000,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of employee and rental expenses, professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	In addition to the general and administrative expenses described above, management anticipates spending approximately $200,000 per year in complying with SPGX’s obligations as a reporting company under the Exchange Act. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly reports, and current report filings with the SEC.

As of June 30, 2023, the Company had cash of $621,508 and total liabilities of $3,227,677. During the 12-month period following the date of this report, management anticipates that the Company will not generate sufficient revenues to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be available for the Company to fund its plan of operations as it does not have tangible assets to secure any debt financing. Management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

As of June 30, 2023, the Company had a cash balance of $621,508 and a working capital deficit of $626,848, compared to a cash balance of $9,363 and a working capital deficit of $517,914 as of December 31, 2022 and a cash balance of $60,701 and a working capital deficit of as $973,152 as of March 31, 2023.

Liquidity

The notes to the Company’s financial statements as of December 31, 2022 included in the Annual Report, disclose the Company’s uncertain ability to continue as a going concern. The Company has accumulated a deficit of $18,540,820 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of our business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. However, there is no assurance that such funds will be available on acceptable terms, or at all.

Capital Resources

Cash flow from operating activities was $320,989 for the six-month period ended June 30, 2023. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investments, in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows used by operating activities during the six-month period ended June 30, 2023 was $320,989, as compared to a net cash flows used by operating activities of $56,342 for the same time period for the prior year fiscal period, with the increase in cash used in operating activities primarily due to a ramp up in operating activities and associated increased costs for salaries, rent and other operating expenses.

Net Cash Flows used in Investing Activities.

The Company’s net cash flow used in investing activities during the six months ended June 30, 2023 was $162,490, as compared to a net cash flow used by investing activities of $0 for the same time period for the prior year fiscal period, with the increase in cash used primarily due to investments in office equipment and filtration equipment.

Net Cash Flows from Financing Activities.

The Company’s net cash flow from financing activities during the six months ended June 30, 2023 was $1,109,173, as compared to $0 in the same period for the prior year fiscal period, with the increase primarily due to issuance of company shares.

Results of Operations

Quarter Ended June 30, 2023 Compared to the Quarter Ended Juned 30, 2022

Net Loss. During the three months ended June 30, 2023, the Company had a net loss of $762,550. The loss was generally attributable to increased professional fees, employee expenses and other operating expenses such as administrative fees, management fees, wages, rent and stock based compensation, compared to the same period for the prior fiscal period, when the Company had a net loss of $53,068.

Revenue. During the three months ended June 30, 2023, the Company had revenues of $0 compared to $1,595 from the same period in the prior year. The low level of revenues is largely attributable to the fact that the Company is still working to develop its first lithium production plant, which is anticipated to be operational in 2024, although no assurance can be given that this will occur during 2024 or at all.

Operating Expenses. The Company’s operating expenses during the three months ended June 30, 2023 were $824,359 as compared to $63,279 for the same time period of the prior fiscal year. The increase in operating expenses can be attributed to management and professional fees, stock based compensation, as well as rental expenses for our offices in Denmark and expansion of our workforce.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Loss. During the six months ended June 30, 2023, the Company had a net loss of $1,178,531. The loss was generally attributable to professional fees, employee expenses and other operating expenses such as administrative fees, management fees, financing fees and depreciation, compared to the same period for the prior fiscal period, when the Company had a net loss of $84,476.

Revenue. During the six months ended June 30, 2023, the Company had revenues of $0 compared to $1,595 from the same period in the prior year. The low level of revenues is largely attributable to the fact that the Company is still working to develop its first lithium production plant, which is anticipated to be operational in 2024, although no assurance can be given that this will occur during 2024 or at all.

Operating Expenses. The Company’s operating expenses during the six months ended June 30, 2023 were $1,254,920 as compared to $93,164 for the same time period of the prior fiscal year. The increase in operating expenses can be attributed to management and professional fees, as well as rental expenses for our offices in Denmark and expansion of our workforce.

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $18,540,820 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $621,508 in cash and cash equivalents as of June 30, 2023. Cash used by operations was $320,989 for the six months ended June, 2023. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

Future Financings

Management anticipates raising financing through debt financing or the sale of the Company’s common stock in order to continue to fund the Company’s business operations. Issuances of additional common stock will result in dilution to the Company’s existing stockholders. There is no assurance that the Company will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

Inflation

Management anticipates increased inflation in all areas of operations. High rates of inflation could impact the Company’s development costs for its first production plant expected to be operational in 2024.

Off-balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

Except as discussed below, there were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the quarter ended June 30, 2023, the Company and its management worked to implement the following changes in the Company internal controls over financial reporting:

●	The Company appointed an independent director; and
●	The size of the Company’s Board of Directors increased from one to three directors as of May 11, 2023.

Limitations on the Effectiveness of Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s controls and procedures, even when and if all material weaknesses have been remediated, will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Part II – Other Information

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of management’s knowledge, none of the Company’s property or assets are the subject of any material pending legal proceedings.

Item 1A. Risk Factors.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item. See Part I, Item 1A. “Risk Factors” of the Annual Report for risk factors identified at the end of the last fiscal year.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 10, 2023, the Company’s Board of Directors adopted the Sustainable Projects Group Inc. 2023 Equity Incentive Plan (the “Incentive Plan”), subject to stockholder approval. The Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards. All of the Company’s employees, officers and directors, as well as consultants and advisors, are eligible to receive awards under the Incentive Plan.

On May 11, 2023, the Company issued an aggregate of 14,930,555 restricted stock units (the “RSUs”) as awards under the Incentive Plan to certain officers and directors of the Company. The RSUs will vest in increments of one-third in May of each of 2024, 2025 and 2026, subject to earlier vesting and forfeiture on terms and conditions set forth in the applicable award agreement. The vesting of the RSUs is further subject to approval of the Incentive Plan by the Company’s stockholders. Upon vesting, the Company will issue one share of common stock for each vested RSU, provided that, under certain circumstances, the Company may pay cash in an amount equal to the fair market value of the shares otherwise issuable in settlement of the vested RSUs, net of any required tax withholdings. The issuance of the RSUs under the Incentive Plan was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

The Company issued a total of 5,506,000 restricted shares of common stock to residents of Denmark in an unregistered private placement that closed on August 18, 2023 (the “August Private Placement”). The shares were issued in two tranches. The 1,5000,000 shares issued in the first tranche were sold at a price of $0.25 per share, for total gross proceeds of $375,000. The 4,006,000 shares issued in the second tranche were sold at a price of $0.35 per share, for total gross proceeds of $1,402,100. The issuance of the shares of common stock in the August Private Placement was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act and/or Regulation S under the Securities Act as an offer and sale made outside the United States that involved no directed selling efforts in or into the United States.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of the Company. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Item 5. Other Information.

The information in Part II, Item 2 of this report regarding the issuance of RSUs under the Incentive Plan and the issuance of shares of common stock in the August Private Placement is incorporated by reference into this Part II, Item 5.

The descriptions of Incentive Plan and the RSU awards do not purport to be complete and are qualified in their entirety by reference to the full text of the Incentive Plan, which is attached to this report as Exhibit 10.1 and incorporated into this Part II, Item 5 by reference, and to full text of the Form of Restricted Stock Unit Award Agreement, which is attached to this report as Exhibit 10.2 and incorporated into this Part II, Item 25 by reference.

Item 6. Exhibits

Index to and Description of Exhibits

Exhibit	Description	Filed or furnished with this Form 10-Q
2.1	Securities Exchange Agreement among the Company, Lithium Harvest ApS and, for certain limited purposes, its shareholders, dated as of February 14, 2023 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed February 14, 2023).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1/A Amendment #1 filed on December 17, 2010).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 13, 2010).

3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on September 13, 2010).

3.4	Certificate of Amendment (incorporated by reference to Exhibit to 3.4 to Current Report on Form 8-K filed on December 19, 2016).

3.5	Certificate of Amendment (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed on October 26, 2017).

*10.1	Sustainable Projects Group Inc. 2023 Equity Incentive Plan.	X

*10.2	Form of Restricted Stock Unit Award Agreement.	X

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.	X

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.	X

101	Financial statements from the quarterly report on Form 10-Q of SPGX for the period ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	X

* Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sustainable projects Group Inc.

Date: August 22, 2023	By:	/s/ Sune Mathiesen
	Name:	Sune Mathiesen
	Title:	President & Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2023	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 13