Form 10-K/A
period 2022-12-31
Sustainable Projects Group Inc.
filed 2023-12-12
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2022

☐	transition report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ___________ to __________________

Commission file number 000-54875

Sustainable Projects group inc.
(Exact name of registrant as specified in its charter)

Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tankedraget 7, Aalborg	DK-9000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 305-814-2915

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

☐ Yes ☒ No

As of June 30, 2022, the last day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates, computed by reference to the price at which the common stock was last sold prior to June 30, 2023 was approximately $213,264. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 30, 2023
Common stock - $0.0001 par value	287,696,813

Documents incorporated by reference

None

EXPLANATORY NOTE

Sustainable Projects Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Form 10-K”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on December 11, 2023, the Company is restating its previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021. Subsequent to the filing of the Original Form 10-K, the Company determined that it had failed to properly value intangible assets associated with the wholly owned subsidiary of the Company, YER Brands Inc., and improperly treated the reverse acquisition of Lithium Harvest ApS on February 14, 2023 within the reporting of subsequent events.

1. Restatement of Financial Statements:

The Company is restating its financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021, included in its Original Form 10-K, due to the identification of impairment of goodwill, intellectual property and inventories associated with the Company’s intellectual property related to its YER Brands subsidiary. This impairment occurred subsequent to the filing of the Original Form 10-K, retroactively, and has resulted in material adjustments to the consolidated financial statements. The impairment assessment was performed in accordance with auditing standards generally accepted in the United States (“US GAAP”).

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-K. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company impaired goodwill and intellectual property and wrote-off inventory of YER Brands Inc. as of the year ended December 31, 2021. The Original Form 10-K showed the financials of the Company incorporating those of Lithium Harvest ApS, a Denmark private limited liability company (“Lithium Harvest”), as if the transaction had occurred on January 1, 2022. This Amendment presents the Company’s financial statements on a stand-alone basis because the change in accounting treatment to account for the reverse acquisition occurred on February 14, 2023. Additionally, Lithium Harvest’s financial statements as of and for the years ended December 31, 2022 and 2021, as well as unaudited pro forma condensed combined financial information for the combined entities as of and for the year ended December 31, 2022, have been included as Exhibits 99.1 and 99.2, respectively.

3. Re-audit by New Auditor:

In connection with the restatement of the financial statements and the change in accounting treatment described above, the Company engaged Centurion ZD CPA & Co. as its new independent registered public accounting firm to conduct a re-audit of the affected financial statements. The re-audit was performed in accordance with U.S. GAAP. The Company’s prior auditor, K.R. Margetson Ltd., is no longer registered with the Public Company Accounting Oversight Board, as previously disclosed in the Company’s Current Report on Form 8-K filed on October 24, 2023.

This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal year 2022 and 2021 restatements described below. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-K.

This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1A, “Risk Factors,”

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

Part II, Item 8, “Financial Statements and Supplementary Data,”

Part II, Item 9A, “Controls and Procedures,” and

Part II, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

In accordance with applicable SEC rules, this Form 10-K/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

Refer to Note 4, Summary of Significant Accounting Policies, and Note 5, Restatement of Previously Issued Consolidated Financial Statements of the Notes to Consolidated Financial Statements of this Form 10-K/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s consolidated financial statements.

The Company has concluded its disclosure controls and procedures as of December 31, 2022 remained ineffective due to the unremediated material weaknesses previously disclosed in Part II, Item 9A “Controls and Procedures” of the Original Form 10-K, as well as the identification of additional material weaknesses in internal control over financial reporting related to the error described above. See additional disclosure included in Part II, Item 9A of this Form 10-K/A.

Sustainable Projects Group Inc.	Form 10-K/A	Page 1

Forward Looking Statements

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

●	changes in economic and business conditions;

●	our limited operating history in the lithium industry;

●	availability of raw materials;

●	increases in the cost of raw materials and energy;

●	the pace of adoption and cost of developing electric transportation and storage technologies dependent upon lithium batteries;

●	estimates of and volatility in lithium prices or demand for lithium;

●	changes in our market in general;

●	the occurrence of regulatory actions, proceedings, claims or litigation;

●	changes in laws and government regulations impacting our operations;

●	the effects of climate change, including any regulatory changes to which we might be subject;

●	hazards associated with chemicals manufacturing;

●	changes in accounting standards;

●	our ability to access capital and the financial markets;

●	volatility and uncertainties in the debt and equity markets;

●	the development of an active trading market for our common stock;

●	the occurrence of cyber-security breaches, terrorist attacks, industrial accidents or natural disasters;

●	technology or intellectual property infringement, including through cyber-security breaches, and other innovation risks;

●	recruiting, training and developing employees;

●	our failure to successfully execute our growth strategy, including any delays in our future growth;

●	decisions we may make in the future;

●	uncertainties as to the duration and impact of the COVID-19 pandemic; and

●	other specific risks that may be referred to in this report.

Sustainable Projects Group Inc.	Form 10-K/A	Page 2

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 3

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

Our Growth Strategy

To fully capitalize on the growing demand for lithium compounds, our growth strategy will involve continued investment in manufacturing facilities, research and development, and our people. Essential features of our growth strategy include:

●	Build and expand manufacturing capacities. We plan to establish our first lithium carbonate manufacturing facility in 2023, which we anticipate will be capable of manufacturing up to 1,000 metric tons of LCE, and we plan to begin manufacturing battery-grade lithium compounds at such facility in the first half of 2024. We plan to continue to invest in manufacturing capacity and aim to have a total manufacturing capacity in excess of 6,000 metric tons of LCE by the end of 2026.

●	Enter new geographic areas and expand North American operations. We believe that U.S. and international governments will increasingly support the local and sustainable production of critical minerals, including lithium compounds, for the green energy transition. Our first lithium carbonate manufacturing facility is planned to be established in Texas, and we intend to continue to expand our operations in North America in the near term, and eventually expand to Europe.

●	Continued investment in research and development and the expansion of our product portfolio. We believe that the continued evolution of battery technologies will require new forms of lithium to be produced. To ensure that we are well-positioned to develop new products to keep pace with the evolving battery technology industry, we plan to continue to focus and invest in research and development. Further, we plan to utilize our proprietary technology to expand our product portfolio to also include nickel, magnesium and vanadium.

●	Focus on sustainability. We believe that lithium will continue to be an important component of the green energy transition. Likewise, we believe that there will be a continued and increased focus on responsible lithium production and the Environmental, Social and Governance issues and concerns related to the production of lithium. Operating in a socially conscious, ethical, safe and sustainable manner is reflected in our core values. Further, we believe that our DLE technology has the lowest environmental footprint of any lithium extraction technology in the industry. We believe that our sustainable extraction technology and our local manufacturing will differentiate us from our competitors and help us build important strategic relationships with customers and other stakeholders.

●	Invest in our people. Our business depends on highly specialized research scientists, engineers, a technical sales force and experienced management. We are committed to investing in our people through training and development. We aim to attract and retain talent by cultivating an inclusive and positive working environment that creates and supports diversity and provides equal opportunity and fairness in our management systems.

Sustainable Projects Group Inc.	Form 10-K/A	Page 4

Competitive Strengths

We believe the following strengths underpin our ability to grow our business and profitability:

●	Direct Lithium Extraction. Our DLE technology enables us to extract and manufacture lithium compounds from oilfield wastewater in a few hours. Competing technologies typically extract and manufacture lithium compounds from brine and hard rock through a process that takes up to two to three years. Our DLE technology also allows us to adjust production according to customer needs, which we believe puts us in a favorable position to meet growing demand.

●	Stable and readily available lithium feedstock. We use our DLE technology to produce high performance lithium compounds from oilfield wastewater (also referred to as “produced water”). The global oil and gas industry produces more than 250 million barrels of produced water per day, which will provide a stable supply of lithium feedstock. Further, our DLE technology does not require us to acquire land and obtain drilling permits, which we believe will allow us to establish new lithium operations and ramp production much quicker than our competitors.

●	Low capital expenditure. Because our DLE technology does not require us to acquire land and obtain drilling permits, we believe that we can establish lithium operations at a lower cost than our competitors.

●	Low operating expenses. We believe that our operating expenses will be competitive with any other technology used in the industry. Our manufacturing facilities will use a high degree of automation, which we expect to lower our operating expenses. Our lithium compounds are produced from a waste product and will be extracted, refined and packaged in the same facility, which we believe will lower our costs for transportation.

●	Local manufacturing. We plan to produce our products as close to our customers as possible. We believe that governments will be increasingly focused on the local supply of critical minerals, and recent regulatory developments in our geographical focus areas strongly incentivize battery and vehicle manufacturers to source locally produced lithium products.

●	Sustainable production. We produce our lithium compounds from oilfield wastewater. More than 90% of all water used in our production is cleaned and reused. We believe that we will have the lowest environmental footprint in the industry, and we believe that customers and end-users will be increasingly focused on sustainable manufacturing of battery materials. We believe that our low environmental footprint will position us favorably against competitors using more traditional lithium extraction technologies.

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 5

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 6

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 7

Item 1A. Risk Factors.

Risk Factors

Except for the New Risk Factor and the Updated Risk Factors included below, this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments occurring subsequent to the Company’s Original Form 10-K. All risk factors, however, should be considered in the context of the New Risk Factor and the Updated Risk Factors.

New Risk Factor

Due to material weaknesses in our internal control over financial reporting related to impairment of intangible assets associated with YER Brands Inc. and treatment of the reverse acquisition of Lithium Harvest ApS on February 14, 2023 within the reporting of subsequent events, we are restating our previously issued consolidated financial statements for several prior periods, which has resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

We have incurred unanticipated costs for accounting and legal fees in connection with the restatements, and the restatements may have the effect of eroding investor confidence in our Company and our financial reporting and accounting practices and processes and may raise reputational issues for our business. The restatements may negatively impact the trading price of our securities and make it more difficult for us to raise capital on acceptable terms, or at all. In addition, the restatements and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation against us, or adverse regulatory consequences, including investigations, penalties or suspensions by the SEC. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

Updated Risk Factors

If we are unable to develop and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, it could have a material adverse effect on our business.

We are required to provide a quarterly management certification and an annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2022, we disclosed the following material weaknesses that have not yet been remediated: (1) we currently lack a functioning audit committee and lack a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) we currently have inadequate segregation of duties consistent with control objectives; (3) we have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) we have ineffective controls over period end financial disclosure and reporting processes; (5) we have ineffective controls over timely impairments of intangible assets; and (6) we lack internal control over financial reporting in the controls over the accounting treatment of subsequent events.

In addition, due to the material weaknesses in internal control over financial reporting, we have also determined that our disclosure controls and procedures are ineffective.

We cannot assure that the measures we have taken to date, and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that they will prevent or avoid potential future material weaknesses to be identified in the future. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Any failure to design, implement and maintain effective internal control over financial reporting and effective disclosure controls and procedures, or any difficulties encountered in their implementation or improvement, may result in additional material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations, which may adversely affect our business, financial condition and results of operations and subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable market or exchange listing rules.

There could also be a negative reaction in the financial markets due to a loss of investor confidence in our Company and the reliability of our financial statements, particularly in light of the restatement of the accompanying consolidated financial statements. Confidence in the reliability of our financial statements could also suffer if we are unable to remediate our existing material weaknesses or report additional material weaknesses in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the price of our common stock.

Management has concluded that there is substantial doubt about our ability to continue as a going concern, and the report of our independent registered public accounting firm contains an explanatory paragraph as to our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Because we have limited operations and have sustained operating losses resulting in a deficit, substantial doubt exists regarding our ability to remain as a going concern. Accordingly, the report of Centurion ZD CPA & Co., our new independent registered public accounting firm, with respect to our financial statements as of and for the year ended December 31, 2022, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

Sustainable Projects Group Inc.	Form 10-K/A	Page 8

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 9

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 10

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 11

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 12

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 13

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and
●	the fact that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Sustainable Projects Group Inc.	Form 10-K/A	Page 14

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 15

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 16

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 17

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 18

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example:

●	changes in economic and business conditions;

●	our limited operating history in the lithium industry;

●	availability of raw materials;

●	increases in the cost of raw materials and energy;

●	the pace of adoption and cost of developing electric transportation and storage technologies dependent upon lithium batteries;

●	estimates of and volatility in lithium prices or demand for lithium;

●	changes in our market in general;

●	the occurrence of regulatory actions, proceedings, claims or litigation;

●	changes in laws and government regulations impacting our operations;

●	the effects of climate change, including any regulatory changes to which we might be subject;

●	hazards associated with chemicals manufacturing;

●	changes in accounting standards;

●	our ability to access capital and the financial markets;

●	volatility and uncertainties in the debt and equity markets;

●	the development of an active trading market for our common stock;

●	the occurrence of cyber-security breaches, terrorist attacks, industrial accidents or natural disasters;

●	technology or intellectual property infringement, including through cyber-security breaches, and other innovation risks;

●	recruiting, training and developing employees;

●	our failure to successfully execute our growth strategy, including any delays in our future growth;

●	decisions we may make in the future;

●	uncertainties as to the duration and impact of the COVID-19 pandemic; and

●	other specific risks that may be referred to in this report.

Sustainable Projects Group Inc.	Form 10-K/A	Page 19

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 20

On March 30, 2023, the closing price of our common stock, as reported by the OTC Pink marketplace, was $0.34 per share.

	High	Low
2022:
Fourth quarter ended December 31, 2022	$0.032	$0.025
Third quarter ended September 30, 2022	0.10	0.017
Second quarter ended June 30, 2022	0.13	0.017
First quarter ended March 31, 2022	0.12	0.062

2021:
Fourth quarter ended December 31, 2021	$0.12	$0.12
Third quarter ended September 30, 2021	0.12	0.012
Second quarter ended June 30, 2021	0.46	0.023
First quarter ended March 31, 2021	0.698	0.018

Record and Beneficial Holders

As of March 30, 2023, there were approximately 96 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition and results of operations and is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and financial position. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and the accompanying notes appearing elsewhere in this Annual Report on Form 10-K/A.

The following information has been updated to reflect the restatement of our audited consolidated financial statements as described in the “Explanatory Note” at the beginning of this Form 10-K/A and in Note 4, Summary of Significant Accounting Policies and Note 5, Restatement of Previously Issued Consolidated Financial Statements, in the Notes to Consolidated Financial Statements of this Form 10-K/A.

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

Prior to the Exchange Transaction, we were a business development company engaged in project development and holdings through value-based investments and collaborative partnerships, including a joint venture relationship with Hero Wellness and a purchase agreement with the inventors of the Soy-yer Dough product line. During September 2022, we decided to exit the joint venture with Hero Wellness, and following the Exchange Transaction, the Company has not made a decision on the sale or out licensing of the Soy-yer Dough project.

We plan to establish our first lithium carbonate manufacturing facility in 2023, which will be capable of manufacturing up to 1,000 metric tons of LCE, and we plan to begin manufacturing battery-grade lithium compounds at such facility in the first half of 2024.

Sustainable Projects Group Inc.	Form 10-K/A	Page 21

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 22

Results of Operation

	Year Ended	Year Ended
	Dec 31,2022	Dec 31, 2021
Revenues
Gross Revenues
Cost of Goods Sold	$-	$233
Gross Margin	-	(74)
	-	159
Operating Expenses
Administrative and other operating expenses	$14,510	$17,828
Depreciation	1,667	29,348
Management fees	52,500	36,000
Professional fees	41,032	48,818
Impairment of intellectual properties	-	91,125
Impairment of goodwill	-	156,752
Impairment of trademark	-	593
	109,709	380,464

Operating loss before other items	(109,709)	(380,305)
Interest expense	(13,024)	(6,265)

Loss from continuing operations	(122,733)	(386,570)
Loss from discontinued operations (Note 11)	(57,136)	(16,251)
Gain on deconsolidation (Note 11)	50,106	-

Net loss	(129,763)	(402,821)
Net loss attributed to non-controlling interest on discontinued operations	-	7,313
	(129,763)	(395,508)
Net income/(loss) attributed to non-controlling interest	25,711	-

Net loss and comprehensive loss attributed to shareholders	(104,052)	(395,508)

Loss per share of common stock (Basic and diluted)
Continuing operations	$(0.014)	$(0.049)
Discontinued operations	$(0.007)	$(0.002)
Weighted average no. of shares of common stock
Basic and diluted	8,596,124	7,833,548

During the year ended December 31, 2022, we had revenues of $0 compared to $233 during the year 2021. The decrease in revenues as compared to the previous year is due to ending sales of Soy-yer Dough products in 2021.

Sustainable Projects Group Inc.	Form 10-K/A	Page 23

Operating expenses for the year ended December 31, 2022 were $109,709 as compared to $380,464 in 2021. This decrease in operating expenses is largely attributable to significantly higher losses on disposition of assets and impairment of goodwill in 2021 that did not recur in 2022.

The decrease in expenses during the year 2022 resulted in an operating loss before other items of $109,709 as compared to $380,305 for the full year 2021.

Loss from continued operations during the year 2022 was $122,733 as compared to $386,570 during the full year 2021.

Loss from discontinued operations for the year ended December 31, 2022 was $57,136 as compared to $16,251 in 2021. Gain on deconsolidation for the year ended December 31, 2022 was $50,106 as compared to $0 in 2021. These increases were primarily due to the discontinuation of Hero Wellness’ operations.

Net loss for the year ended December 31, 2022 was $129,763 as compared to $402,821 for 2021. This translates to basic and diluted loss for continuing operations per share of $0.014 in 2022 as compared to $0.049 for 2021.

Financial Condition

As of December 31, 2022, we had cash and cash equivalents of $9,363 compared to a cash balance of $55,971 at December 31, 2021. The decrease in cash balance was primarily due to our ongoing operations generating no revenues during the year. Until such time, if ever, that we generate substantial revenues, we expect to finance our operations through public or private equity, debt or other available financing transactions. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. Management cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of equity or from debt financing to fund our plan of operations. In the absence of required funding, we will not be able to execute our plan of operations and our business plan will fail.

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

Liquidity and Capital Resources

As of December 31, 2022, we had total assets of $14,362, and a working capital deficit of $487,186, compared with total assets of $115,532 and a working capital deficit of $316,155 at December 31, 2021. The increase in the working capital deficit was primarily due to the discontinuation of Hero Wellness’s operations, as well as a significant increase in accounts payable for management services provided to us, as well as legal expenses incurred as part of the Exchange Transaction.

Net Cash Used in Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $71,608 compared to $45,294 for the year ended December 31, 2021. The increase in cash used in operating activities was primarily due to increased legal, audit and accounting fees as compared to the previous year.

Sustainable Projects Group Inc.	Form 10-K/A	Page 24

Net Cash Used in Investing Activities

During the year ended December 31, 2022, net cash used in investing activities was $0 compared to $0 for the year ended December 31, 2021.

Net Cash Provided by Financing Activities

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

A critical accounting estimate is defined as a financial statement item where significant judgment is required in the selection of accounting policies and the determination of estimates. The accounting estimates that require more significant judgment are included below:

1.	Revenue recognition: We use judgment in determining the timing of revenue recognition and the amount of revenue to be recognized. This judgment is based on the timing of delivery, customer acceptance and other factors. Our revenue recognition policies are subject to periodic review and changes, and any changes could have a material impact on our financial statements.

2.	Allowance for doubtful accounts: We estimate the allowance for doubtful accounts based on historical data, current economic conditions and other factors. The actual amount of uncollectible accounts may differ from our estimates, and any significant changes could impact our financial statements.

3.	Inventory valuation: We estimate the value of inventory based on historical cost, estimated future demand and other factors. We regularly review our inventory and may write down the value if it is deemed to be obsolete or overvalued. Any significant changes to our inventory valuation could impact our financial statements.

4.	Depreciation and amortization: We estimate the useful lives of our property, plant and equipment and intangible assets, and the residual values used in our depreciation and amortization calculations. Our estimates are subject to change based on economic conditions, technological advancements and other factors, and any changes could have a material impact on our financial statements.

5.	Impairment of long-lived assets: We periodically review our long-lived assets for impairment and estimate the fair value of those assets. Our estimates are based on a variety of factors, including market conditions and future plans for the assets. If the estimated fair value of the assets is lower than the carrying value, we recognize an impairment charge. Any changes to our estimates could result in impairment charges and have a material impact on our financial statements.

6.	Exchange rates and translational risks: We are exposed to exchange rate fluctuations and translational risks, particularly with respect to the Danish Krone. We estimate the impact of these fluctuations on our financial statements and make adjustments as necessary. The fluctuations in exchange rates could have a significant impact on the value of our assets and liabilities denominated in foreign currencies, and on our results of operations when translating these amounts into our functional currency. Any material changes in exchange rates could have a significant impact on our financial statements.

Sustainable Projects Group Inc.	Form 10-K/A	Page 25

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $3,600,189 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $9,363 in cash and cash equivalents as of December 31, 2022. Cash used by operations was $71,608 for the year ended December 31, 2022. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Sustainable Projects Group Inc.	Form 10-K/A	Page 26

Item 8. Financial Statements and Supplementary Data

SUSTAINABLE PROJECTS GROUP INC.

For the YEARS Ended DECEMBER 31, 2022 and 2021

Sustainable Projects Group Inc.	Form 10-K/A	Page F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong.

香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室

Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

To the Shareholders and the Board of Directors of Sustainable Projects Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sustainable Projects Group Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a significant working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2023.

Hong Kong, China

December 12, 2023

PCAOB ID: 2769

Sustainable Projects Group Inc.	Form 10-K/A	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED BALANCE SHEETS

Restated

	December 31,	December 31,
	2022	2021
As of
ASSETS
Current Assets:
Cash and cash equivalents	$9,363	$55,971
Prepaid expenses and deposits	4,374	4,242
Current assets of discontinued operations	-	53,028
	13,737	113,241

Office equipment – Note 4	625	2,291

TOTAL ASSETS	$14,362	$115,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 6	$162,067	$173,067
Amount due to related parties – Note 12	142,184	89,704
Notes payable – Note 7	-	50,000
Convertible note payable – Note 7	125,000	-
Interest payable – Note 7	22,297	9,273
Current liabilities of discontinued operations	-	9,643
TOTAL CURRENT LIABILITIES	451,548	331,687

NON-CURRENT LIABILITIES
Convertible note payable – Note 7	50,000	100,000
TOTAL NON-CURRENT LIABILITIES	50,000	100,000

TOTAL LIABILITIES	501,548	431,687

STOCKHOLDERS’ DEFICIT
Common Stock – Note 8
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 8,725,877 (Dec 31, 2021 – 8,085,877)	872	808
Additional Paid in Capital	3,112,131	3,091,097
Obligation to issue shares – Note 8	-	21,098
Accumulated Deficit	(3,600,189)	(3,496,137)
Non-controlling interest – Note 10	-	66,979
TOTAL STOCKHOLDERS’ DEFICIT	(487,186)	(316,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,362	$115,532

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K/A	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Restated)

	Year Ended	Year Ended
	Dec 31,2022	Dec 31, 2021

Revenues
Gross Revenues	$-	$233
Cost of Goods Sold	-	(74)
Gross Margin	-	159
Operating Expenses
Administrative and other operating expenses	$14,510	$17,828
Depreciation	1,667	29,348
Management fees	52,500	36,000
Professional fees	41,032	48,818
Impairment of intellectual properties	-	91,125
Impairment of goodwill	-	156,752
Impairment of trademark	-	593
	109,709	380,464

Operating loss before other items	(109,709)	(380,305)
Interest expense	(13,024)	(6,265)

Loss from continuing operations	(122,733)	(386,570)
Loss from discontinued operations (Note 11)	(57,136)	(16,251)
Gain on deconsolidation (Note 11)	50,106	-

Net loss	(129,763)	(402,821)
Net loss attributed to non-controlling interest on discontinued operations	25,711	7,313
	(104,052)	(395,508)

Net loss and comprehensive loss attributed to shareholders	(104,052)	(395,508)

Loss per share of common stock (Basic and diluted)
Continuing operations	$(0.014)	$(0.049)
Discontinued operations	$(0.007)	$(0.002)
Weighted average no. of shares of common stock
Basic and diluted	8,596,124	7,833,548

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K/A	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021 (Restated)

		Par Value at	Additional	Shares		Non-
Restated	Common	$0.0001	Paid-in	to be	Accumulated	Controlling
For December 31, 2022	Shares	Amount	Capital	issued	Deficit	Interests	Total

Balance, December 31, 2021, restated	8,085,877	$808	$3,091,097	$21,098	$(3,496,137)	$66,979	$(316,155)
Shares issued at $0.033	640,000	64	21,034	(21,098)	-	-	-
Deconsolidation of NCI	-	-	-	-	-	(41,268)	(41,268)
Net loss and comprehensive loss	-	-	-	-	(104,052)	(25,711)	(129,763)

Balance, December 31, 2022	8,725,877	$872	$3,112,131	$-	$(3,600,189)	$-	$(487,186)

		Par Value at	Additional	Shares		Non-
Restated	Common	$0.0001	Paid-in	to be	Accumulated	Controlling
For December 31, 2021	Shares	Amount	Capital	issued	Deficit	Interests	Total

Balance, December 31, 2020	7,785,877	$778	$3,080,627	$-	$(3,100,629)	$74,292	$55,068
Shares for debt at $0.033 per share	-	-	-	21,098	-	-	21,098
Shares for services at $0.035 per share	-	-	-	10,500	-	-	10,500
Shares issued for services at $0.035	300,000	30	10,470	(10,500)	-	-	-
Net loss and comprehensive loss	-	-	-	-	(395,508)	(7,313)	(402,821)

Balance, December 31, 2021	8,085,877	$808	$3,091,097	$21,098	$(3,496,137)	$66,979	$(316,155)

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K/A	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Restated)

	For the year ended	For the year ended
	Dec 31, 2022	Dec 31, 2021
Cash Flows from operating activities:
Net loss	$(129,763)	$(402,821)
Loss from discontinued operations (Note 11)	57,136	16,251
Loss from continuing operations	(72,627)	(386,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,667	29,581
Gain on deconsolidation	(50,106)	-
Shares issued for services	-	10,500
Impairment of intellectual property	-	91,125
Impairment of goodwill	-	156,752
Impairment of trademark	-	593
Changes in current assets and liabilities
Prepaid expenses	(132)	4,380
Inventory	-	11,970
Interest payable	13,024	6,265
Accounts payable and accrued expenses	(11,000)	45,161
Amount due to related parties	52,480	1,200
Net cash used in operating activities
From continuing operations	(66,694)	(29,043)
From discontinued operations	(4,914)	(16,251)
	(71,608)	(45,294)

Cash Flows from investing activities:
Intangible assets	-	-
Net cash used in investing activities	-	-

Cash Flows from financing activities:
Cash received on convertible note converted	25,000	100,000
Net cash provided by financing activities	25,000	100,000

Net (decrease) increase in cash and cash equivalents	(46,608)	54,706
Cash and cash equivalents at beginning of period	55,971	1,265
Cash and cash equivalents at end of period	$9,363	$55,971

Supplemental Disclosures
Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K/A	Page F-6

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 (Restated)

1. Organization and Nature of Operations

Sustainable Projects Group Inc. (“the Company”) was incorporated in the State of Nevada, USA on September 4, 2009 as Blue Spa Incorporated which was engaged in the development of an internet based retailer of a multi-channel concept combining wholesale distribution with a retail strategy relating to quality personal care products, fitness apparel and related accessories. On December 19, 2016, the Company amended its name from “Blue Spa Incorporated” to “Sustainable Petroleum Group Inc.” On September 6, 2017, the Company obtained a majority vote from its shareholders to amend the Company’s name from “Sustainable Petroleum Group Inc.” to “Sustainable Projects Group Inc.” to better reflect the business it has undertaken. The name change was effective on October 20, 2017.

The Company is a pure-play lithium company focused on supplying high performance lithium compounds to the fast-growing electric vehicle (“EV”) and broader battery markets. It has developed a proprietary technology to extract lithium from oilfield wastewater, which it believes will enable it to manufacture lithium compounds quickly, at an attractive cost, and with a minimal environmental footprint, which it expects to provide a competitive advantage over other lithium manufacturers.

On February 14, 2023, the Company entered into a Securities Exchange Agreement with Lithium Harvest ApS (“Lithium Harvest”) and all of the shareholders of Lithium Harvest. Pursuant to the agreement, the Company acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the shareholders of Lithium Harvest 206,667,233 shares of the Company’s common stock. The lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The transaction represents a change of control and was accounted for as a reverse acquisition with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree. As a result of the transaction, the number of shares of common stock outstanding was increased to 287,190,813.

These consolidated financial statements have been restated to reflect the identification of impairment of goodwill, intellectual property and inventories associated with the Company’s intellectual property related to its YER Brands subsidiary in the prior year ended December 31, 2021, and the removal of Lithium Harvest’s financial statements, which were improperly retroactively included in the Original Form 10-K as though the transaction between the Company and Lithium Harvest had been effective as of January 1, 2021.

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

The Company has accumulated a deficit of $3,600,189 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $9,363 cash on hand as of December 31, 2022. The Company will need to raise additional cash in order to fund ongoing operations over the next 12-month period. Until such time, if ever, that the Company generates substantial revenues, the Company expects to finance its operations through public or private equity, debt or other available financing transactions. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak, which has continued to spread, and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. It has also disrupted the normal operations of many businesses, including the Company’s. This outbreak could decrease spending, adversely affect demand for the Company’s product and harm the Company’s business and results of operations. It is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations at this time.

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

Sustainable Projects Group Inc.	Form 10-K/A	Page F-7

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Balance Sheets as of December 31, 2022 and December 31 2021, Consolidated Statements of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit), Statements of Cash Flows and its Notes to the Consolidated Financial Statements for each of the fiscal years ended December 31, 2022 and 2021, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Form 10-K”). These consolidated financial statements have been restated to reflect the identification of impairment of goodwill, intellectual property and inventories associated with the Company’s intellectual property related to its YER Brands subsidiary in the prior year ended December 31, 2021. These financial statements include the impairment of inventory, intellectual properties and intangible assets of YER Brands Inc. See Note 5, Restatement of Previously Issued Consolidated Financial Statements.

1. Restatement of Financial Statements:

The Company is restating its financial statements as of and for the fiscal years ended December 31, 2022 and December 31, 2021, included in its Original Form 10-K, due to the identification of impairment of goodwill associated with the Company’s intellectual property related to its YER Brands subsidiary. This impairment occurred subsequent to the filing of the Original Form 10-K, retroactively, and has resulted in material adjustments to the consolidated financial statements. The impairment assessment was performed in accordance with auditing standards generally accepted in the United States (“US GAAP”).

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-K. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company impaired goodwill and intellectual property and wrote-off inventory of YER Brands Inc. as of the year ended December 31, 2021.

These consolidated financial statements have also been restated for the fiscal year ended December 31, 2022 to remove the results of the Consolidated Balance Sheets, Statement of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit) and Statements of Cash Flows of Lithium Harvest ApS.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company, its wholly subsidiary YER Brands Inc., and its joint venture, Hero Wellness Systems Inc. (formerly Vitalizer Americas Inc.). The Company controls 55% of Hero Wellness Systems Inc. Pursuant to Accounting Standards Codification Topic 810, the joint venture company is considered as a variable interest entity that requires the Company to consolidate its account. All intercompany balances and transactions have been eliminated in the consolidation. The operating results of the joint venture have been included in the Company’s consolidated financial statements and the non-controlling interest that was not attributable to the Company has been reported separately. At September 30, 2022, Hero Wellness Systems’ assets were impaired and the Company impaired its investment and eliminated Hero Wellness System’s accounts from the consolidated financial statements.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of a corporation-wide basis in comparison to its various businesses. The Company has two reportable segments. The business operations consist of YER Brands and Sustainable Projects Group. The segment for Hero Wellness Systems Inc. has been extinguished at September 30, 2022. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. The operating segment’s performance is evaluated based on its segment income. Segment income is defined as gross sales and miscellaneous income. At December 31, 2022, revenues and total assets were reported as follows (Restated):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021

Sales
Sustainable Projects Group	$-	$-
YER Brands	-	233
Total Sales	$-	$233

Total Assets
Sustainable Projects Group	$13,435	$59,805
YER Brands	927	2,699
Hero Wellness Systems (discontinued operations)	-	53,028
Total Assets	$14,362	$115,532

Sustainable Projects Group Inc.	Form 10-K/A	Page F-8

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

Loss per share

The Company reports basic loss per share in accordance with ASC Topic 260, Earnings Per Share (“ASC 260”). Basic loss per share is based on the weighted average number of common shares outstanding and diluted loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. Basic loss per share is computed by dividing net loss (numerator) applicable to common stockholders by the weighted average number of common shares outstanding (denominator) for the period. Loss per share presented in the financial statements is basic loss per share as defined by ASU 260. There is no diluted net loss per share on the potential exercise of the equity-based financial instruments; thus, a state of anti-dilution has occurred.

Website development costs

The Company recognized the costs associated with developing a website in accordance with ASC 350-50, “Website Development Cost” that codified the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) NO. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs, the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) NO. 00-2, “Accounting for Website Development Costs”. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to third party. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred. Website development costs related to the customers are charged to cost of sales.

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

Sustainable Projects Group Inc.	Form 10-K/A	Page F-9

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

Sustainable Projects Group Inc.	Form 10-K/A	Page F-10

Stock based compensation

The Company follows the guideline under ASC 718, “Stock Compensation”. The standard provides that for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, all share-based payments to both employees and directors be recognized in the income statement based on their fair values. For non-employee stock-based compensation, the Company applies ASC 505, “Equity-Based Payments to Non-employees”. This standard provides that all stock-based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably measured or determinable.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation – Stock Compensation (Topic 718), Improvements to Non-employee Share-Based Payment Accounting”, which is intended to improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. Under the new standard, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when conditions necessary to earn the right to benefit from the instruments have been satisfied. These equity-classified non-employee share-based payment awards are measured at the grant date. Consistent with the accounting for employee share-based payment awards, an entity considers the probability of satisfying performance conditions when non-employee share-based payment awards contain such conditions. The new standard also eliminates the requirement to re-assess classification of such awards upon vesting. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The adoption of this new standard did not have an impact on the Company’s financial statements.

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

Income taxes

The Company follows the guideline under ASC Topic 740, “Income Taxes: Simplifying the Accounting for Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Since the Company is in the developmental stage and has losses, no deferred tax asset or income taxes have been recorded in the financial statements. There are no uncertain tax positions as of December 31, 2022 and 2021.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the accompanying financial statements.

Sustainable Projects Group Inc.	Form 10-K/A	Page F-11

4. Office Furniture and Equipment

	Dec 31, 2022	Dec 31, 2021

Cost	$9,789	$9,789
Accumulated depreciation	(9,164)	(7,498)
Total	$625	$2,291

Depreciation for the year ended December 31, 2022 was $1,667 (2021 year - $2,581).

5. Restatement of Previously Issued Consolidated Financial Statements

The following presents a reconciliation of the impacted financial statement line items as originally filed to the restated amounts as of December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021. The previously reported amounts reflect those included in the Original Form 10-K filed with the SEC on March 31, 2023. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustment” represent the effects of this restatement due to the revisions mentioned above.

Sustainable Projects Group Inc.	Form 10-K/A	Page F-12

Consolidated Balance Sheets

	As of December 31, 2022
	As Filed	Restated Adjustment	As Restated
As of
ASSETS
Current Assets:
Cash and cash equivalents	$9,363		$9,363
Other receivables	32,180	(32,180)	-
Inventory	3,939	(3,939)	-
Prepaid expenses	4,403	(29)	4,374
	49,885		13,737

Office Equipment	625		625
Intangible assets	74,778	(74,778)	-
Goodwill	156,752	(156,752)	-

TOTAL ASSETS	$282,040		$14,362

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$279,888	(117,821)	$162,067
Amount due to related party	287,911	(145,727)	142,184
Convertible Note	-	125,000	125,000
Interest payable	-	22,297	22,297
TOTAL CURRENT LIABILITIES	567,799		451,548

NON-CURRENT LIABILITIES
Notes payable	$56,722	(6,722)	$50,000
TOTAL NON-CURRENT LIABILITIES	56,722		50,000

TOTAL LIABILITIES	$624,521		$501,548

Commitments and Contingencies	$-		$-

STOCKHOLDERS’ EQUITY
Common Stock Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 8,725,877	$28,719	(27,847)	$872
Additional Paid in Capital	17,007,531	(13,895,400)	3,112,131
Accumulated Deficit	(17,375,748)	13,775,559	(3,600,189)
Accumulated other comprehensive income (loss)	(2,983)	2,983	-
TOTAL STOCKHOLDERS’ EQUITY	(342,481)		(487,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,040		$14,362

Sustainable Projects Group Inc.	Form 10-K/A	Page F-13

Consolidated Balance Sheets

	As of December 31, 2021
	As Filed	Restated Adjustment	As Restated
As of
ASSETS
Current Assets:
Cash and cash equivalents	$62,929	(6,958)	$55,971
Inventory	3,939	(3,939)	-
Prepaid expenses	4,242	-	4,242
Discontinued assets	53,028	-	53,028
	124,138		113,241

Office Equipment	2,292	(1)	2,291
Intangible assets	91,718	(91,718)	-
Goodwill	156,752	(156,752)	-

TOTAL ASSETS	$374,900		$115,532

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$173,828	(761)	$173,067
Amount due to related party	89,704	-	89,704
Note payables	-	50,000	50,000
Interest payable	-	9,273	9,273
Discontinued assets	9,643	-	9,643
TOTAL CURRENT LIABILITIES	273,175		331,687

NON-CURRENT LIABILITIES
Notes payable	$54,972	45,028	$100,000
TOTAL NON-CURRENT LIABILITIES	54,972		100,000

TOTAL LIABILITIES	$328,147		$431,687

Commitments and Contingencies	$-		$-

STOCKHOLDERS’ EQUITY
Common Stock Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 8,085,877	$27,219	(26,411)	$808
Additional Paid in Capital	16,269,956	(13,178,859)	3,091,097
Obligation to issue shares	21,098	-	21,098
Accumulated Deficit	(16,338,231)	12,842,094	(3,496,137)
Other Accumulated Comprehensive Loss	(268)	268	-
Non-controlling interest	66,979	-	66,979
TOTAL STOCKHOLDERS’ EQUITY	46,753		(316,155)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$374,900		$115,532

Sustainable Projects Group Inc.	Form 10-K/A	Page F-14

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31, 2022
	As Filed	Restated Adjustment	As Restated

Revenues	$-		$-
Gross Revenues	-		-
Cost of Goods Sold	-		-
Gross Margin

Operating Expenses
Administrative and other operating expenses	$16,703	(2,193)	$14,510
Deprecation	28,667	(27,000)	1,667
Management fees	160,690	(108,190)	52,500
Professional fees	145,626	(104,594)	41,032
Travel expenses	9,785	(9,785)	-

Operating loss before other items	(361,471)		(109,709)
Financing fees	(692,977)	692,977	-
Interest expenses	(1,750)	(11,274)	(13,024)

Loss from continuing operations	(1,056,198)		(122,733)

Loss from discontinued operations	(57,136)		(57,136)
Gain on deconsolidation	50,106	-	50,106

Net loss	$(1,063,228)	933,465	$(129,763)

Net loss attributed to non-controlling interest on discontinued operations	25,711		25,711

Net loss on continuing operations, attributed to shareholders	(1,037,517)		(104,052)

Comprehensive loss - translation	(2,715)	2,715	-

Net loss and comprehensive loss Translation	(1,040,232)		(104,052)

Loss per share of common stock (Basic and diluted)
Continuing operations	$(0.004)		$(0.014)
Discontinued operations	$(0.0002)		$(0.007)
Weighted average no. of share of common stock
Basic and diluted	272,701,519		8,596,124

Sustainable Projects Group Inc.	Form 10-K/A	Page F-15

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31, 2021
	As Filed	Restated Adjustment	As Restated

Revenues
Gross Revenues	$233		$233
Cost of Goods Sold	(74)		(74)
Gross Margin	159		159

Operating Expenses
Administrative and other operating expenses	$14,198	3,630	$17,828
Deprecation	29,348		29,348
Management fees	36,000		36,000
Professional fees	49,609	(791)	48,818
Impairment of intellectual properties	-	91,125	91,125
Impairment of goodwill	-	156,752	156,752
Impairment of trademark	-	593	593

Operating loss before other items	(128,996)		(380,305)
Financing fees	(2,771,908)	2,771,908	-
Interest expenses	(1,964)	(4,301)	(6,265)

Loss from continuing operations	(2,902,868)	2,516,298	(386,570)

Loss from discontinued operations	(16,251)		(16,251)

Net loss	$(2,919,119)	2,516,298	$(402,821)

Net loss attributed to non-controlling interest on discontinued operations	7,313		7,313

Net loss on continuing operations, attributed to shareholders	(2,911,806)		(395,508)

Comprehensive loss - translation	(583)	583	-

Net loss and comprehensive loss Translation	(2,912,389)		(395,508)

Loss per share of common stock (Basic and diluted)
Continuing operations	$(0.012)		$(0.049)
Discontinued operations	$(0.000)		$(0.002)
Weighted average no. of share of common stock
Basic and diluted	240,404,286		7,833,548

Sustainable Projects Group Inc.	Form 10-K/A	Page F-16

Consolidated Statements of Cash Flows

	For the year ended December 31, 2022
	As Filed	Restated Adjustment	As Restated

Cash Flows from operating activities:
Net loss	(1,063,228)	933,465	(129,763)
Loss from discontinued operations (Note 11)	57,136		57,136
Loss from continuing operations	(1,006,092)	933,465	(72,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	28,667	(27,000)	1,667
Gain on deconsolidation	(50,105)	(1)	(50,106)
Financing expenses	692,977	(692,977)	-
Changes in current assets and liabilities
Prepaid expenses	(5,161)	5,029	(132)
Other receivables	(32,180)	32,180	-
Interest payable	18,862	(5,838)	13,024
Accounts payable and accrued expenses	(93,947)	82,947	(11,000)
Amount due to related parties	198,208	(145,728)	52,480
Net cash used in operating activities
From continuing operations	(60,877)	(5,817)	(66,694)
From discontinued operations	(4,914)		(4,914)
	(65,791)	(5,817)	(71,608)

Cash Flows from investing activities:
Intangible assets	(10,060)	10,060	-
Net cash used in investing activities	(10,060)	10,060	-

Cash Flows from financing activities:
Cash received on convertible note converted	25,000	-	25,000
Net cash provided by financing activities	25,000	-	25,000

Effect of foreign exchange on cash	(2,715)	2,715	-

Net (decrease) increase in cash and cash equivalents	(53,566)		(46,608)
Cash and cash equivalents at beginning of period	62,929		55,971
Cash and cash equivalents at end of period	9,363		9,363

Consolidated Statements of Cash Flows

	For the year ended December 31, 2021
	As Filed	Restated Adjustment	As Restated

Cash Flows from operating activities:
Net loss	(2,919,119)	2,516,298	(402,821)
Loss from discontinued operations (Note 11)	16,251		16,251
Loss from continuing operations	(2,902,868)	2,516,298	(386,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,581		29,581
Shares issued for services	10,500		10,500
Financing charges	2,771,908	(2,771,908)	-
Impairment of intellectual properties	-	91,125	91,125
Impairment of goodwill	-	156,752	156,752
Impairment of trademark	-	593	593
Changes in current assets and liabilities
Prepaid expenses	4,380		4,380
Inventory	8,030	3,940	11,970
Interest payable	2,725	3,540	6,265
Accounts payable and accrued expenses	45,161		45,161
Amount due to related parties	1,200		1,200
Net cash used in operating activities
From continuing operations	(29,383)	340	(29,043)
From discontinued operations	(16,251)		(16,251)
	(45,634)	340	(45,294)

Cash Flows from financing activities:
Cash received on convertible note converted	100,000		100,000
Net cash provided by financing activities	100,000		100,000

Effect of foreign exchange on cash	(583)		-

Net increase in cash and cash equivalents	54,706		54,706
Cash and cash equivalents at beginning of period	1,265		1,265
Cash and cash equivalents at end of period	55,971		55,971

Sustainable Projects Group Inc.	Form 10-K/A	Page F-17

The Company restated its December 31, 2022 and December 31, 2021 financial statements. It has impaired goodwill, intellectual property and inventory of YER Brands in December 31, 2021. The Company also removed all the financial information of Lithium Harvest retrospectively as if it did not occur on January 1, 2021.

In addition, amounts were restated in the following notes:

● Note 6. Accounts Payable and Accrued Liabilities

● Note 7. Note Payable, Convertible Notes Payables and Obligation to Issue Shares

● Note 8. Common Stock

● Note 9. Impairment

● Note 13. Income Taxes

6. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2022 and 2021 are summarized as follows:

	Dec 31, 2022		Dec 31, 2021

Accounts payable	$		$
Professional fees		98,532		55,478
Consulting fees		35,000		35,000
Others		8,603		71,589
Accrued liabilities
Accounting fee		2,000		2,000
Audit fee		6,500		9,000
Legal		11,432		-
Total		$162,067		$173,067

7. Note Payable, Convertible Notes Payable and Obligation to Issue Shares

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

On July 23, 2021, the Company received $100,000 pursuant to a two-year unsecured convertible promissory note payable, bearing an interest at 10% per annum. The loan may be renewed at the option of the lender and is secured via a security agreement supported by the Company’s present and future assets. The outstanding principal and unpaid accrued interest will automatically convert into shares of the Company on or before the maturity date upon the closing of a “Qualified Transaction” to an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. If the event that the Qualified Transaction is not consummated on or prior to the maturity date, the lender has the right to convert the principal and unpaid accrued interest of the note into shares of the Company to an amount equal to 25% of the fully diluted capitalization of the Company. A Qualified Transaction is defined as the reverse merger of the Company with a target company. On June 22, 2022, the Company received an additional loan advance of $25,000. The outstanding principal and unpaid accrued interest may be converted to an amount equal to 5% of the fully diluted capitalization of the Company on a post-money basis. At December 31, 2022, the accrued unpaid interest was $15,575 (December 31, 2021 - $4,301). Subsequent to the year end (Note 16, Subsequent Events), the lender exercised the convertible feature of the debt and the loan and interest was converted to 71,797,703 shares of common stock valued at $3,589,885.

8. Common Stock

The following stock transaction occurred in the Company during the year ended December 31, 2022:

a)	The Company issued 640,000 common shares for a debt settlement for a convertible note payable of $20,000 and accrued interest of $1,098.

The following transactions occurred during the year ended December 31, 2021:

a)	The Company reached a debt settlement arrangement to issue 640,000 shares of common stock for a convertible note payable of $20,000 and accrued interest of $1,098, a $0.033 per share value.

(See Note 7, Note Payable, Convertible Note Payable and Obligation to Issue Shares).

b)	300,000 shares of common stock were issued for consulting services of $10,500, a $0.035 per share value.

Sustainable Projects Group Inc.	Form 10-K/A	Page F-18

9. Impairment

The Company restated its December 31, 2021 consolidated financial statements and impaired $156,752 in goodwill which was originally recorded on the Soy-yer Dough purchase on May 8, 2020 as noted below:

Purchase Price	$300,002

Allocated to - License	135,000
Equipment	5,000
Inventory	3,250
Identifiable net assets	143,250

Allocated to Goodwill	$156,752

At the same time, the Company also impaired trademark assets of $593. The intellectual property acquired in the Soy-yer Dough purchase which was identified as intangible assets was recorded as an impairment of $91,125 at December 31, 2021.

		December 31, 2021
	Cost	Depreciation	Impairment	Net
Intellectual properties	$135,000	$43,875	$91,125	$-
Trademark	$593	-	593	-

10. Equity in Joint Venture, Non-Controlling Interest

Hero Wellness Systems Inc.

The Company had a controlling interest of 55% in a joint venture of Hero Wellness Systems Inc. (“Hero”)(formerly Vitalizer Americas Inc.). Hero is in the business of importing, marketing, distributing and selling luxury massage therapeutic chairs. Hero is still in its early stages of development. The Company participated in several conferences to showcase and introduce its products in the market, and the Company has ordered and received inventory for sale. The following summary information on the joint venture amounts are based on contributions received from activities since inception through to December 31, 2022 and December 31, 2021 with intercompany transactions eliminated. Effective September 30, 2022, the assets, liabilities and non-controlling interest of Hero Wellness Systems that were consolidated on the balance sheet were eliminated.

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

11. Discontinued Operations

All expenses incurred by Hero Wellness Systems, Inc. up to September 30, 2022 have been disclosed as discontinued operations. An analysis of the financial results of the discontinued operations are as follows.

	Dec 31, 2022	Dec 31, 2021
Revenues
Sales	$4,280	5,120
Cost of sales	(5,472)	(6,599)
Net loss	(1,192)	(1,479)
Expenses
General and administrative	5,888	12,022
Professional fees	2,500	2,750
Inventory write down	47,556	-
	(55,944)	(14,772)
Net loss from discontinued operations	$(57,136)	(16,251)

Upon consolidation, the Company recorded the following gain
Net liabilities eliminated on deconsolidation	$(8,838)
Elimination of non-controlling interest	(41,268)
Gain on deconsolidation	$50,106

12. Related Party Transactions

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

At December 31, 2022, the Company owed a company controlled by the above two related parties of $20,647 for office expenses.

See Note 7, Notes Payable, Convertible Notes Payable and Obligation to Issue Shares, for a loan transaction with the relative of the CEO.

Sustainable Projects Group Inc.	Form 10-K/A	Page F-19

13. Income Taxes

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the year ended December 31, 2022 and 2021 for the Company as follows:

	Dec 31, 2022	Dec 31, 2021

Net loss for the year	$(129,763)	$(402,821)

Statutory and effective tax rate	21%	21%
Income tax recovery at the effective rate	(16,728)	(84,592)
Permanent differences	(10,522)	-
True-up prior years’ differences
Tax benefit deferred	27,250	84,592

Income tax recovery	$-	$-

The Company has accumulated net operating losses for income tax purposes of $1,830,610 of which $625,796 will expire beginning in 2029 and the balance of $1,204,894 is indefinite. The components of the net deferred tax asset at December 31, 2022 and December 31, 2021, the statutory tax rate and the effective tax rate, and the amount of the valuation, are scheduled below:

	Dec 31, 2022	Dec 31, 2021

Tax losses carried forward	$1,830,700	$1,688,500
Intangible Assets and Goodwill temporary differences	233,100	252,500
Net timing differences	2,063,800	1,941,000

Statutory and effective tax rate	21%	21%
Deferred tax assets	433,400	407,600
Valuation allowance	(433,400)	(407,600)

Net deferred asset	$-	$-

The change in the valuation allowance for the period ended December 31, 2022 was 27,250. The change in valuation for year ended December 31, 2021 was $84,592.

The Company files income tax returns in the United States of America and in the State of Florida and Indiana. At December 31, 2022, the Company is current with all its filings.

14. Commitment and Contingencies

The Company has no commitments and contingencies liabilities to be disclosed.

15. Legal Matters

The Company has no known legal issues pending.

16. Subsequent Events

On February 14, 2023, the Company entered into a Securities Exchange Agreement with Lithium Harvest and all of the shareholders of Lithium Harvest. Pursuant to the agreement, the Company acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the shareholders of Lithium Harvest 206,667,233 shares of the Company’s common stock. The lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of Company common stock in exchange for its debt and interest. The transaction represents a change of control and was accounted for as a reverse acquisition with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree. As a result of the transaction, the number of shares of common stock outstanding was increased to 287,190,813.

On March 29, 2023, the Company entered into a promissory note with a shareholder for $10,000. The loan has a 15% interest rate that is due on or before December 31, 2023.

Sustainable Projects Group Inc.	Form 10-K/A	Page F-20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K/A, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 27

The matters involving internal controls and procedures that management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(1) We currently lack a functioning audit committee and lack a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) We currently have inadequate segregation of duties consistent with control objectives;

(3) We have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

(4) We have ineffective controls over period end financial disclosure and reporting processes.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The above mentioned material weaknesses (1), (2), (3) and (4) contributed to additional material weaknesses:

(5) We have ineffective controls over timely impairments of intangible assets; and

(6) We lack internal control over financial reporting in the controls over the accounting treatment of subsequent events.

Material weaknesses (1), (2), (3) and (4), which were originally identified by the Company’s Chief Financial Officer in connection with fiscal year 2021 financial results, were not remediated and therefore remained ineffective at December 31, 2022. Material weaknesses (5) and (6) were identified by the Company’s Chief Financial Officer in connection with the re-audit of its financial statements as of December 31, 2022 and December 31, 2021 and communicated the matters to management.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2022, SPGX’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

Management believes that the material weaknesses set forth in items (1), (2), (3), (4), (5) and (6) above had an effect on SPGX’s financial results, leading to the restatement of its consolidated financial statements as of and for the years ending December 31, 2022 and 2021 as disclosed in Note 4 within this Form 10-K/A. These restatements primarily were impacted by the impairment of intangible assets associated with the wholly owned subsidiary of the Company, YER Brands Inc., and treatment of the reverse acquisition of Lithium Harvest ApS on February 14, 2023 within the reporting of subsequent events.

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
(iii)	preparing and implementing sufficient written policies and checklists that will set forth procedures for the treatment of impairment for intangible assets with respect to the requirements and application of US GAAP; and
(iv)	preparing and implementing sufficient written policies and checklists that will set forth procedures for the treatment of subsequent events with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:

(i)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
(ii)	ineffective controls over period end financial disclosure and reporting processes;
(iii)	ineffective controls over required impairments of intellectual assets; and
(iv)	lack of internal control over financial reporting in the controls over the accounting treatment of subsequent events.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Sustainable Projects Group Inc.	Form 10-K/A	Page 28

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The names, ages and positions of our directors and executive officers as of March 1, 2023, are as follows:

Name	Age	Position
Sune Mathiesen	48	Chairman, President, Chief Executive Officer and Director
Stefan Muehlbauer	44	Chief Financial Officer and Director
Paw Juul	44	Chief Technology Officer and Director*

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 29

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

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan ($) (g)	Non- qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Stefan Muehlbauer, CEO	2021	24,000	nil	nil	nil	nil	nil	nil	24,000
	2022	40,500	nil	nil	nil	nil	nil	nil	40,500

Tiffany Muehlbauer, COO	2021	12,000	nil	nil	nil	nil	nil	nil	12,000
	2022	12,000	nil	nil	nil	nil	nil	nil	12,000

Outstanding Equity Awards

Since inception, there were no stock options, stock appreciation rights or other equity awards that have been granted, exercised or re-priced.

Sustainable Projects Group Inc.	Form 10-K/A	Page 30

Lithium Harvest Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to Lithium Harvest’s named executive officers for fiscal 2022 and 2021.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan ($) (g)	Non- qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Sune Mathiesen, CEO	2021	nil	nil	nil	nil	nil	nil	nil	nil
	2022	nil	nil	nil	nil	nil	nil	nil	nil

Paw Juul, CTO	2021	nil	nil	nil	nil	nil	nil	nil	nil
	2022	nil	nil	nil	nil	nil	nil	nil	nil

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 31

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 32

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 33

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

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(2)

Greater than 5% Stockholders

Kestrel Flight Fund LLC(1)	71,797,703	25.0%

AØNP14 ApS (2)	21,700,059	7.6%

Directors and Executive Officers

Sune Mathiesen(3)	92,483,587	32.2%

Stefan Muehlbauer	1,000,000	0.3%

Paw Juul(4)	92,483,587	32.2%

All directors and executive officers as a group (3 persons)	185,967,174	64.8%

*	Less than one percent of outstanding shares.

(1)	Albert Hanser is the Managing Partner of Kestrel Flight Fund LLC. The address of Kestrel Flight Fund LLC is 149 Meadowbrook Road, Weston, Massachusetts 02493.

(2)	Aldo Petersen is the managing director of AØNP14 ApS. The address of AØNP14 ApS is Amaliegade 6, DK-1256 København K.

(3)	Consists of 92,483,587 shares owned directly by Sune Mathiesen Holding ApS. Mr. Mathiesen is the managing director of Sune Mathiesen Holding ApS.

(4)	Consists of 92,483,587 shares owned by FENO Holding ApS. Mr. Juul is the managing director of FENO Holding ApS.

Sustainable Projects Group Inc.	Form 10-K/A	Page 34

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 35

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

Sustainable Projects Group Inc.	Form 10-K/A	Page 36

3. Exhibits

The exhibits listed in the following exhibit index are filed as part of this report.

Exhibit	Description
2.1	Securities Exchange Agreement, among the Company, Lithium Harvest ApS and, for certain limited purposes, its shareholders, dated as of February 14, 2023, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

3.1	Articles of Incorporation and Certificate of Amendment, dated September 4, 2009, incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.3	Certificate of Amendment to Articles of Incorporation, dated August 16, 2010, incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.4	Certificate of Amendment to Articles of Incorporation, dated November 9, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed December 19, 2016.

3.5	Certificate of Amendment to Articles of Incorporation, dated October 18, 2017 incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed October 26, 2017.

10.1	Executive Service Agreement, by and between the Company and Sune Mathiesen, dated as of February 14, 2023, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.2	Form of Employment Agreement, by and between the Company and Sune Mathiesen, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.3	Employment Agreement, by and between the Company and Stefan Muehlbauer, dated as of February 14, 2023, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.4	Executive Service Agreement, by and between the Company and Paw Juul, dated as of February 14, 2023, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.5	Form of Employment Agreement, by and between the Company and Paw Juul, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 14, 2023.

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K, filed February 14, 2023.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of Lithium Harvest ApS as of and for the years ended December 31, 2022 and 2021: (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Income (Loss); (iii) the Statements of Stockholders’ Equity (Deficit), and (iv) the Statements of Cash Flows. (included)

99.2	Unaudited Pro Forma Condensed Combined Financial Information of Sustainable Projects Group Inc. as of December 31, 2022. (included)

101	Financial statements from the annual report on Form 10-K of Sustainable Projects Group Inc. for the period ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), and (iv) the Consolidated Statements of Cash Flows. (included)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (included)

Sustainable Projects Group Inc.	Form 10-K/A	Page 37

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized person.

Sustainable projects Group Inc.

By:	/s/ Sune Mathiesen
Name:	Sune Mathiesen
Title:	President & CEO
Dated:	December 12, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Sune Mathiesen	Chairman, President and Chief Executive Officer (principal executive officer)	December 12, 2023
Sune Mathiesen

/s/ Kristian Jensen	Director	December 12, 2023
KRISTIAN JENSEN

/s/ Stefan Muehlbauer	Chief Financial Officer (principal financial and principal accounting officer)	December 12, 2023
Stefan Muehlbauer

Sustainable Projects Group Inc.	Form 10-K/A	Page 38