Form 10-Q/A
period 2023-03-31
Sustainable Projects Group Inc.
filed 2023-12-15
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Sustainable Projects Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 19, 2023 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on December 11, 2023, the Company is restating its previously issued audited consolidated financial statements as of and for the three months ended March 31, 2023 and 2022. Subsequent to the filing of the Original Form 10-Q, the Company determined that it had failed to properly value intangible assets associated with the wholly owned subsidiary of the Company, YER Brands Inc., and improperly treated the reverse acquisition of Lithium Harvest ApS on February 14, 2023 within the reporting of subsequent events.

1. Restatement of Financial Statements:

The Company is restating its financial statements as of and for the fiscal quarters ended March 31, 2023 and 2022, included in its Original Form 10-Q, due to the identification of impairment of goodwill, intellectual property and inventories associated with the Company’s intellectual property related to its YER Brands subsidiary. This impairment occurred subsequent to the filing of the Original Form 10-Q, retroactively, and has resulted in material adjustments to the consolidated financial statements. The impairment assessment was performed in accordance with auditing standards generally accepted in the United States (“US GAAP”).

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company impaired goodwill and intellectual property and wrote-off inventory of YER Brands Inc. as of the year ended December 31, 2021. The Original Form 10-Q showed the financials of the Company incorporating those of Lithium Harvest ApS, a Denmark private limited liability company (“Lithium Harvest”), as if the transaction had occurred on January 1, 2022. This Amendment presents the Company’s financial statements on a stand-alone basis because the change in accounting treatment to account for the reverse acquisition occurred on February 14, 2023.

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

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal quarter ending March 31, 2023 and March 31, 2022 restatements described above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I Item 1, “Unaudited Consolidated Interim Financial Statements”

Part I Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and

Part I, Item 4, “Controls and Procedures,”

In accordance with applicable SEC rules, this Form 10-Q/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Rule 12b-15.

The Company has concluded its disclosure controls and procedures as of March 31, 2023 remained ineffective due to the unremediated material weaknesses previously disclosed in Part I, Item 4 “Controls and Procedures” of the Original Form 10-Q, as well as the identification of additional material weaknesses in internal control over financial reporting related to the error described above. See additional disclosure included in Part I, Item 4 of this Form 10-Q/A.

1

SUSTAINABLE PROJECTS GROUP INC.

For the THREE MONTHS Ended MARCH 31, 2023 AND 2022

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited - Restated)

	March 31,	December 31,
	2023	2022
As at
ASSETS
Current Assets:
Cash	$60,701	$-
Accounts receivables	7,879	-
Other receivables – Note 4	25,406	32,180
Prepaid expenses	6,527	10,089
	100,513	42,269

Equipment – Note 5	36,761	-
Intangible assets – Note 7	10,331	-

TOTAL ASSETS	$147,605	$42,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 8	$518,604	$117,199
Amounts due to related parties – Note 11	498,501	146,402
Payroll liabilities	16,993	-
Notes and interest payable, related party	19,413	-
Notes and interest payable	10,012	-
Deposits received	9,560	-
Deferred revenues	2,247	-
TOTAL CURRENT LIABILITIES	1,075,330	263,601

NON-CURRENT LIABILITIES
Note payable – Note 9	57,144	-
TOTAL NON-CURRENT LIABILITIES	57,144	-

TOTAL LIABILITIES	1,132,474	263,601

STOCKHOLDERS’ DEFICIT
Common Stock – Note 10
Par Value: $0.0001 Authorized 500,000,000 shares
Common Stock Issued: 287,190,813 (Dec 31, 2022 – Capital Shares 50,000)	28,719	7,940
Accumulated Deficit	(1,003,837)	(224,419)
Other Accumulated Comprehensive Loss	(9,751)	(4,853)
TOTAL STOCKHOLDERS’ DEFICIT	(984,869)	(221,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$147,605	$42,269

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Restated)

	For the three	For the three
	Months ended	Months ended
	March 31, 2023	March 31, 2022

Operating Expenses
Administrative and other operating expenses	19,064	175
Depreciation	770	-
Management fees	201,591	-
Professional fees	83,308	-
Rent	49,607	-
Wages and salaries	53,476	-
Travel Expenses	7,018	-
	414,834	175

Operating loss before other items	(414,834)	(175)
Miscellaneous income	21,574	-
Interest expense	1,228	-

Net loss	(392,032)	(175)
Net loss attributed to non-controlling interest	-	-
Comprehensive loss - translation	(4,898)	(133)

Net loss and comprehensive loss attributed to shareholders	$(396,930)	$(308)

Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.006)
Weighted average no. of shares of common stock
-Basic and diluted	147,958,345	50,000

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(Unaudited - Restated)

			Par Value		Accumulated Other
	Common	Share	at $0.0001	Accumulated	Comprehensive
For March 31, 2023	Shares	Capital	Amount	Deficit	Loss	Total

Balance, December 31, 2022	50,000	$7,940	$-	$(224,419)	$(4,853)	$(221,332)
Common stock issued in reverse acquisition*	287,140,813	(7,940)	28,719	(387,386)	-	(366,607)
Net loss and comprehensive loss	-	-	-	(392,032)	(4,898)	(396,930)

Balance, March 31, 2023	287,190,813	$-	$28,719	$(1,003,837)	$(9,751)	$(984,869)

*	Including 71,979,703 shares of common stock were issued pursuant to a convertible loan settlement, details disclosed in Note 10.

				Accumulated Other
	Common	Share	Accumulated	Comprehensive
For March 31, 2022	Shares	Capital	Deficit	Loss	Total

Balance, December 31, 2021	50,000	$7,940	$(1,475)	$(268)	$6,197
Net loss and comprehensive loss	-	-	(175)	(133)	(308)

Balance, March 31, 2022	50,000	$7,940	$(1,650)	$(401)	$5,889

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Restated)

	For the three	For the three
	Months ended	Months ended
	March 31, 2023	March 31, 2022
Cash Flows from operating activities:
Net loss	$(392,032)	$(175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	770	-
Changes in current assets and liabilities
Prepaid expenses	3,562	(298)
Accounts receivable	(7,879)	(118)
Other receivables	6,774	-
Accounts payable and accrued expenses	400,730	-
Payroll liabilities	16,993	-
Deposits received	9,560
Deferred revenue	2,247	-
Amount due to related parties	352,773	-
Net cash provided by (used in) operating activities	393,498	(591)

Cash Flows from investing activities:
Office equipment	(11,885)	-
Filtration equipment	(24,887)	-
Intangible assets	(10,468)	-
Net cash used in investing activities	(47,240)	-

Cash Flows from financing activities:
Proceeds from note and interest payable, related party	19,413	-
Proceeds from note payable	67,156	-
Common stock issued in reverse acquisition	(366,607)
Net cash used in financing activities	(280,038)	-

Effect of foreign exchange on cash	(5,519)	(150)

Net increase (decrease) in cash	60,701	(741)
Cash at beginning of period	-	6,958
Cash at end of period	$60,701	$6,217

Supplemental Disclosures
Cash paid for:
Interest	$-	$-

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 (Restated)

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

The Company has accumulated a deficit of $1,003,837 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Reverse Acquisition

The Exchange Transaction between the Company and Lithium Harvest was accounted for as a “reverse acquisition” since, immediately following completion of the Exchange Transaction, the Shareholders effectuated control of the post-combination Company. For accounting purposes, Lithium Harvest was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Lithium Harvest (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Lithium Harvest). Accordingly, the consolidated assets, liabilities and results of operations of Lithium Harvest became the historical financial statements of the Company and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with those of Lithium Harvest beginning on the acquisition date. No step-up in basis or intangible assets or goodwill were recorded in this Exchange Transaction. As a result of the Exchange Transaction, Lithium Harvest became a wholly owned subsidiary of the Company.

Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its Consolidated Interim Balance Sheets as of March 31, 2023 and December 31, 2022, Consolidated Interim Statements of Operations and Comprehensive Loss, Consolidated Interim Statements of Stockholders’ Deficit, Consolidated Interim Statements of Cash Flows and its Notes to the Interim Consolidated Financial Statements for each of the three months ended March 31, 2023 and 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 19, 2023 (the “Original Form 10-Q”). These consolidated interim financial statements have been restated to reflect the identification of impairment of goodwill, intellectual property and inventories associated with the Company’s intellectual property related to its YER Brands subsidiary in the three months ended March 31, 2023 and 2022. These financial statements include the impairment of inventory, intellectual properties and intangible assets of YER Brands Inc.

1. Restatement of Financial Statements:

The Company is restating its financial statements as of and for the three months ended March 31, 2023 and 2022, included in its Original Form 10-Q, due to the identification of impairment of goodwill associated with the Company’s intellectual property related to its YER Brands subsidiary. This impairment occurred subsequent to the filing of the Original Form 10-Q, retroactively, and has resulted in material adjustments to the consolidated interim financial statements. The impairment assessment was performed in accordance with auditing standards generally accepted in the United States (“US GAAP”).

2. Change in Accounting Treatment of Reverse Acquisition:

The Company has revised its accounting treatment for a reverse acquisition that was previously reported in its Original Form 10-Q. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company impaired goodwill and intellectual property and wrote-off inventory of YER Brands Inc. as of the year ended December 31, 2021.

These consolidated financial statements have also been restated for the three months ended March 31, 2023 and 2022 to remove the results of the Consolidated Balance Sheets, Statement of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit) and Statements of Cash Flows of Lithium Harvest.

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

Lithium Harvest has one office lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease does not contain renewal periods at the end of the term. The leases are amortized straight line over the entire office lease agreement. The Company uses an annual interest rate of 10% or a rate of 0.83% per month. This operating lease is classified as a right-to-use asset under the new standard (ASU 206-02). The office lease commenced April 1, 2023, and accordingly, no recognition has been recorded in these interim financial statements.

During the three months ended March 31, 2023, the lease was classified as a short-term lease.

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

	For the three	For the year
	Months ended	ended
	March 31, 2023	December 31, 2022

Sales and miscellaneous income
Sustainable Projects Group	$-	$-
YER Brands	-	-
Lithium Harvest	21,574	-
Total Sales	$21,574	$-

Total Assets
Sustainable Projects Group	$4,406	$-
YER Brands	208	-
Lithium Harvest	142,991	42,269
Total Assets	$147,605	$42,269

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

Sub-leasing office

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

The income earned from sub-leasing office space is recognized as “miscellaneous income”.

Accounts Receivable and Concentration of Risk

Accounts receivable, net is stated at the amount the Company expects to collect, or the net realizable value. The Company provides a provision for allowances that includes returns, allowances and doubtful accounts equal to the estimated uncollectible amounts. The Company estimates its provision for allowances based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the provision for allowances will change.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to GAAP applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the Company’s consolidated financial statements.

4. Other Receivables

Other receivables pertain to VAT receivables (value added taxes) of Lithium Harvest. The standard VAT rate in Denmark is 25%.

5. Equipment

		Accumulated
	Cost	Depreciation	Net

Computer	$11,885	$219	$11,666
Equipment	5,000	4,792	208
Machinery under construction	24,887	-	24,887
	$41,772	$5,011	$36,761

Machinery under construction has not been depreciated as it is not yet available for use.

6. Reverse Acquisition

On February 14, 2023, the Company entered into the Agreement with Lithium Harvest Lithium Harvest and all the Shareholders. Pursuant to the Agreement, the Company acquired all outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock. The lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represents a change of control and was accounted for as a reverse acquisition with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree. As a result of the Exchange Transaction, the number of shares of common stock outstanding increased to 287,190,813. The purchase price of Lithium Harvest was valued at $10,333,362 using the fair market value of the Company’s common stock price on the date of the Exchange Transaction, February 14, 2023.

7. Intangible Assets

		Accumulated
	Cost	Depreciation	Net

Patent - Denmark	$10,467	$136	$10,331

8. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022 are summarized as follows:

Accounts Payable:	Mar 31, 2023	Dec 31, 2022
Accounting fee	$11,500	$-
Audit fee	7,400	-
Consulting fee	37,500	-
Purchase of property, plant and equipment	37,678	-
Purchase of patents	13,925
Rental expenses	62,445	-
Professional fees	276,721	117,199
Others	64,207	-
	$511,376	$117,199

Accrued liabilities:	Mar 31, 2023	Dec 31, 2022
Accounting fee	4,000
Audit fee	$3,228	$-
	$7,228	$-

9. Notes payable

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan is due on or before April 15, 2022. On March 28, 2022, the loan agreement was extended to April 15, 2024. At March 31, 2023, there was $7,144 in accrued interest.

On July 23, 2021, the Company received $100,000 pursuant to a two-year unsecured convertible promissory note payable, bearing an interest at 10% per annum. The loan may be renewed at the option of the lender and is secured via a security agreement supported by the Company’s present and future assets. The outstanding principal and unpaid accrued interest will automatically convert into shares of the Company on or before the maturity date upon the closing of a “Qualified Transaction” to an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. In the event that the Qualified Transaction is not consummated on or prior to the maturity date, the lender has the right to convert the principal and unpaid accrued interest of the note into shares of the Company to an amount equal to 25% of the fully diluted capitalization of the Company. A Qualified Transaction is defined as the reverse merger of the Company with a target company. On June 22, 2022, the Company received an additional loan advance of $25,000. The outstanding principal and unpaid accrued interest may be converted to an amount equal to 5% of the fully diluted capitalization of the Company on a post-money basis. During the quarter ended March 31, 2023 the lender exercised the convertible feature of the debt and the loan and interest were converted into 71,797,703 shares of common stock valued at $3,589,885 (See Note 10).

During the quarter ended March 31, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company of $17,173 (DKK 118,000) and with the CEO of $2,183 (DKK 15,000) respectively, with a 3% interest rate per annum that is due on or before May 1, 2023. Subsequent to March 31, 2023, these loans have been repaid. (See Note 13)

On March 29, 2023, the Company entered into a $10,000 note payable with a 15% interest rate per annum. The loan is due on or before December 31, 2023. At March 31, 2023, there was accrued interest of $12.

10. Common stock

The following stock transactions occurred in the Company’s common stock during the three months ended March 31, 2023:

a)	On February 14, 2023, 206,667,233 shares of common stock were issued pursuant to the Agreement with Lithium Harvest valued at $10,333,362.

b)	On February 14, 2023, 71,979,703 shares of common stock were issued pursuant to a convertible loan settlement valued at $3,589,885.

11. Related party transactions

Related party transactions as of March 31, 2023 and December 31, 2022 are summarized as follows:

	Mar 31, 2023	Dec 31, 2022

Accounts payable	$417,276	$146,402
Accrued liabilities	81,225	-
	$498,501	$146,402

Stefan Muehlbauer resigned as a director on February 14, 2023 and is currently the Chief Financial Officer (“CFO”). During the three months ended March 31, 2023, the Company incurred management fees to the CFO totaling an aggregate of $15,625. At March 31, 2023, $110,465 was owing to the CFO for management fees, current and past due, and $1,180 for out of pocket expenses. The Company entered into an Employment Agreement the CFO on February 14, 2023. His annual salary is $125,000, payable on a monthly basis with other benefits. The employment agreement is for a period of one year and at such time, the CFO will be eligible to receive a one-time, lump sum bonus of $25,000, subject to other conditions and terms. (Agreement was previously filed on a Form 8K dated February 14, 2023)

On February 14, 2023, Tiffany Muehlbauer resigned as Chief Technology Officer. At March 31, 2023, $12,766 was owing to the prior officer for past due salaries and $25,500 for management fees.

At March 31, 2023, the Company owed a company controlled by the above two related parties of $20,647 for office expenses.

On February 14, 2023, Sune Mathiesen became the director and Chief Executive Officer (“CEO”) of the Company. During the three months ended March 31, 2023, Lithium Harvest incurred management fees from the CEO totaling an aggregate of $40,023 (DKK 275,000). At March 31, 2023, $40,023 (DKK 275,000) was owing to the CEO for salaries, $1,915 (DKK 13,157) for out of pocket expenses. An aggregate of $2,195 (DKK 15,088) was owed to the CEO for a notes payable and accrued interest. The loan has a 3% interest rate that is due on or before May 1, 2023. Subsequent to March 31, 2023, the loan has been repaid. (See Note 9) Lithium Harvest entered into an Employment Agreement with Mr. Mathiesen on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CEO may be eligible to receive annual bonus up to 150% of the current annual salary. (Agreement was previously filed on a Form 8K dated February 14, 2023)

At March 31, 2023, a company controlled by the director and CEO was owed $284,243 (DKK 1,953,067) for management fees and out of pocket expenses, current and past due. An aggregate of $17,217 (DKK 118,300) was also owed to a company controlled by the director and CEO for a notes payable and accrued interest. The loan has a 3% interest rate that is due on or before May 1, 2023. Subsequent to March 31, 2023, the loan has been repaid. (See Note 9)

On February 14, 2023, Paw Juul became the Chief Technology Officer (“CTO”) of the Company. During the three months ended March 31, 2023, Lithium Harvest incurred management fees from the CTO totaling an aggregate of $40,023 (DKK 275,000). Lithium Harvest entered into an Employment Agreement with Mr. Juul on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CTO may be eligible to receive annual bonus up to 150% of the current annual salary. (Agreement was previously filed on a Form 8K dated February 14, 2023)

12. Commitments and Contingencies

As of March 31, 2023, the Company did not have any commitments.

13. Income Taxes

The Company and its subsidiaries file separate income tax returns.

The Company files income tax returns in the United States of America and in the States of Florida and Indiana (Sustainable Projects Group Inc. and YER Brands Inc., respectively) and is subject to a U.S. federal corporate income tax rate of 21%. The Company generated a taxable loss for the three months ended March 31, 2023 and 2022. Lithium Harvest ApS is subject to Denmark corporate income tax rate of 22%.

14. Legal Matters

The Company has no known legal issues pending.

15. Subsequent Events

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

On May 10, 2023, the Company approved restricted stock unit awards for certain key employees and directors under the Company’s 2023 Equity Incentive Plan. The grant of these restricted stock unit awards is subject to stockholder approval. The Company is authorized to grant options and other stock-based awards to executive officers, directors, employees and consultants enabling them to acquire up to 45,000,000 shares of common stock of the Company. The exercise price of each option equals the market price of the Company’s shares of common stock as calculated on the date of the grant. The maximum term and/or vesting period shall not be more than ten years from the grant date. The vesting period for all options is at the discretion of the board of directors of the Company and shall not be more than ten years from the grant date. The options are non-transferable.

On August 18, 2023, the Company issued 1,500,000 common shares for gross proceeds of $375,000 and issued 4,006,000 common shares for gross proceeds of $1,402,100. The total subscriptions for private placements received to date was $2,246,450. As of the date of this Quarterly Report on Form 10-Q/A, there is $469,350 subscribed, which represents 1,341,000 common shares to be issued upon closing.

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

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited – Restated)

	For the three	For the three
	Months ended	Months ended
	March 31, 2023	March 31, 2022

Operating Expenses
Administrative and other operating expenses	19,064	175
Depreciation	770	-
Management fees	201,591	-
Professional fees	83,308	-
Rent	49,607	-
Wages and salaries	53,476	-
Travel Expenses	7,018	-
	414,834	175

Operating loss before other items	(414,834)	(175)
Miscellaneous income	21,574	-
Interest expense	1,228	-

Net loss	(392,032)	(175)
Net loss attributed to non-controlling interest	-	-
Comprehensive loss - translation	(4,898)	(133)

Net loss and comprehensive loss attributed to shareholders	$(396,930)	$(308)

Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.006)
Weighted average no. of shares of common stock
-Basic and diluted	147,958,345	50,000

In addition, management anticipates incurring the following expenses during the next 12 month period:

●	Management anticipates spending approximately $100,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $3,000,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of employee and rental expenses, professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	Management anticipates spending approximately $150,000 in complying with SPGX’s obligations as a reporting company under the Securities Exchange Act of 1934. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly report, and current report filings with the SEC.

As of March 31, 2023, the Company had cash of $60,701 and total liabilities of $1,132,474. During the 12 month period following the date of this report, management anticipates that the Company will not generate sufficient revenues to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be available for the Company to fund its plan of operations as it does not have tangible assets to secure any debt financing. Management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

Three Month Period Ended March 31, 2023

At March 31, 2023, the Company had a cash balance of $60,701 and a working capital deficit of $974,817 compared to a cash balance of $Nil for the period ended December 31, 2022.

The notes to the Company’s financial statements as of March 31, 2023, discloses its uncertain ability to continue as a going concern. The Company has accumulated a deficit of $1,003,837 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of our business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $60,701 cash on hand as at March 31, 2023. Cash flow from operations was $393,499 for the three months period ended March 31, 2023. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months period. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investments, in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Provided By (Used in) Operating Activities.

Net cash flows provided by operating activities during the three months period ended March 31, 2023 were $393,498, which was primarily due to accrued expenses and amounts due to related parties. This compares to net cash flows used in operating activities of $591 for the period ended March 31, 2022.

Net Cash Flows from Investing Activities.

The Company’s net cash flow used in investing activities during the three months period ended March 31, 2023 was $47,240, as compared to $Nil for the same time period for the prior fiscal year period. These investments were made largely in office equipment and filtration equipment.

Net Cash Flows from Financing Activities.

The Company’s net cash flow used in financing activities during the three months period ended March 31, 2023 was $280,038, as compared to $Nil, in the same period for the prior fiscal year period, largely due to share issuances related to the Exchange Transaction.

Operations Results for the Three Month Period Ended March 31, 2023

Net Loss. During the three months period ended March 31, 2023, the Company had a net loss of $392,032. The loss consisted generally of professional fees, employee expenses and other operating expenses such as administrative fees, management fees, financing fees and depreciation, compared to the same period for the prior fiscal period, when the Company had a net loss of $175.

Revenue. During the three months period ended March 31, 2023, the Company had revenues of $Nil compared to $Nil from the same period in the prior year. The low level of levels of revenues is largely attributed to the Company still developing its first lithium production plant, which is anticipated to be operational in 2024.

Operating Expenses. The Company’s operating expenses during the three months period ended March 31, 2023 were $414,834 as compared to the same time period for the prior fiscal period of $175. The increase in operating expenses can be attributed to the management and professional fees, as well as rental expenses for our offices in Denmark.

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $1,003,837 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $60,701 in cash and cash equivalents as of March 31, 2023. Cash from operations was $393,498 for the quarter ended March 31, 2023. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q/A, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Management has identified material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

The above mentioned materials weaknesses (1), (2), (3) and (4) contributed to additional material weaknesses:

(5) We have ineffective controls over timely impairments of intangible assets; and

(6) We lack internal control over financial reporting in the controls over the accounting treatment of subsequent events.

Material weaknesses (1), (2), (3) and (4), which were originally identified by the Company’s Chief Financial Officer in connection with fiscal year 2021 financial results, were not remediated and therefore remained ineffective at March 31, 2023. Material weaknesses (5) and (6), which were identified by the Company’s Chief Financial Officer in connection with the re-audit of its financial statements as of December 31, 2022 and December 31, 2021, were not remediated and therefore remained ineffective at March 31, 2023.

Management believes that the material weaknesses set forth in items (1), (2), (3), (4), (5) and (6) above had an effect on the Company’s financial results, leading to the restatement of its consolidated financial statements as of and for the years ending December 31, 2022 and 2021 and the three months ended March 31, 2023 and 2022. These restatements primarily were impacted by the impairment of intangible assets associated with the wholly owned subsidiary of the Company, YER Brands Inc., and treatment of the reverse acquisition of Lithium Harvest ApS on February 14, 2023 within the reporting of subsequent events.

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

Changes in Internal Controls over Financial Reporting

There have been no changes (other than as described above) in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Sustainable projects Group Inc.

By:	/s/ Sune Mathiesen
Name:	Sune Mathiesen
Title:	President & CEO
Dated:	December 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Sune Mathiesen	Chairman, President and Chief Executive Officer (principal executive officer)	December 15, 2023
Sune Mathiesen

/s/ Kristian Jensen	Director	December 15, 2023
Kristian Jensen

/s/ Stefan Muehlbauer	Chief Financial Officer (principal financial and principal accounting officer)	December 15, 2023
Stefan Muehlbauer

Page 16