Form 10-Q/A
period 2023-06-30
Sustainable Projects Group Inc.
filed 2023-12-18
CIK 1500305

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

EXPLANATORY NOTE

Sustainable Projects Group Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 22, 2023 (the “Original Form 10-Q”).

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on December 11, 2023, the Company is restating its previously issued audited consolidated financial statements as of and for the three and six months ended June 30, 2023 and 2022. Subsequent to the filing of the Original Form 10-Q, the Company determined that it had failed to properly value intangible assets associated with the wholly owned subsidiary of the Company, YER Brands Inc., and improperly treated the reverse acquisition of Lithium Harvest ApS on February 14, 2023 within the reporting of subsequent events.

1. Restatement of Financial Statements:

The Company is restating its financial statements as of and for the three and six months ended June 30, 2023 and 2022, included in its Original Form 10-Q, due to the identification of impairment of goodwill, intellectual property and inventories associated with the Company’s intellectual property related to its YER Brands subsidiary. This impairment occurred subsequent to the filing of the Original Form 10-Q, retroactively, and has resulted in material adjustments to the consolidated financial statements. The impairment assessment was performed in accordance with auditing standards generally accepted in the United States (“US GAAP”).

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

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the three and six months ended June 30, 2023 and 2022 restatements described above. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

This Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

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

The Company has concluded its disclosure controls and procedures as of June 30, 2023 remained ineffective due to the unremediated material weaknesses previously disclosed in Part I, Item 4 “Controls and Procedures” of the Original Form 10-Q, as well as the identification of additional material weaknesses in internal control over financial reporting related to the error described above. See additional disclosure included in Part I, Item 4 of this Form 10-Q/A.

SUSTAINABLE PROJECTS GROUP INC.

For the SIX MONTHS Ended JUNE 30, 2023 AND 2022

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited - Restated)

	June 30,	December 31,
	2023	2022

ASSETS
Current Assets:
Cash	$629,508	$-
Accounts receivables	47	-
Other receivables – Note 4	108,362	32,180
Prepaid expenses	221,971	10,089
	959,888	42,269

Right Of Use Assets – Note 9	1,790,787	-
Equipment – Note 5	118,276	-
Intangible assets – Note 7	10,126	-

TOTAL ASSETS	$2,879,077	$42,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 8	$563,198	$117,199
Amounts due to related parties – Note 12	636,068	146,402
Payroll liabilities	53,807	-
Notes and interest payable, related party – Note 12	14,605	-
Notes and interest payable – Note 10	67,966	-
Deferred revenues	8,388	-
Deposits received	71,109	-
Lease liability, current portion – Note 9	173,235	-
TOTAL CURRENT LIABILITIES	1,588,376	263,601

NON-CURRENT LIABILITIES
Note payable	-	-
Lease liability obligation – long term – Note 9	1,636,886	-
TOTAL NON-CURRENT LIABILITIES	1,636,886	-

TOTAL LIABILITIES	3,225,262	263,601

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 287,190,813 (Dec 31, 2022 – Capital Shares 50,000)	28,719	7,940
Additional Paid in Capital	164,236	-
Shares subscribed	1,252,100	-
Accumulated Deficit	(1,774,530)	(224,419)
Other Accumulated Comprehensive Loss	(16,710)	(4,853)
TOTAL STOCKHOLDERS’ DEFICIT	(346,185)	(221,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,879,077	$42,269

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Restated)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating and administrative expenses
General and administrative expenses	28,387	672	47,451	847
Depreciation	11,687	-	12,457	-
Amortized right of use assets	58,878	-	58,878	-
Advertising and promotion	8,157	-	8,157	-
Interest on lease	45,718	-	45,718	-
Office Maintenance & Utilities	36,116	-	36,116	-
Consulting fees	61,221	-	61,221	-
Management fees	191,885	4,384	393,476	4,384
Professional fees	55,622	-	138,930	-
Rent	2,194	-	51,801	-
Stock based compensation (Note 13)	164,236	-	164,236	-
Travel expenses	10,319	-	17,337	-
Wages and salaries	146,236	-	199,712	-
Vehicle expense	18,878	-	18,878	-

Total operating and administrative expenses	839,534	5,056	1,254,368	5,231

Operating loss before other items	(839,534)	(5,056)	(1,254,368)	(5,231)
Miscellaneous income	69,817	-	91,391	-
Interest expense	(976)	-	252	-
Net Loss	(770,693)	(5,056)	(1,162,725)	(5,231)
Translation loss	(6,959)	(140)	(11,857)	(541)

Net loss and comprehensive loss, attributed to shareholders	$(777,652)	$(5,196)	$(1,174,582)	$(5,772)

Basic and diluted loss per share	$(0.003)	$(0.104)	$(0.005)	$(0.115)
Weighted average number of common shares outstanding	287,190,813	50,000	217,959,199	50,000

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2023 and 2022

(Unaudited - Restated)

	Common	Par Value at $0.0001	Share	Additional Paid-in	Shares	Accumulated	Accumulated Other Comprehensive
For June 30, 2023	Shares	Amount	Capital	Capital	Subscribed	Deficit	Loss	Total

Balance, December 31, 2022	50,000	$-	$7,940	$-	$-	$(224,419)	$(4,853)	$(221,332)
Common stock issued in reverse acquisition*	287,140,813	28,719	(7,940)	-	-	(387,386)	-	(366,607)
Net loss and comprehensive loss	-	-	-	-	-	(392,032)	(4,898)	(396,930)

Balance, March 31, 2023	287,190,813	$28,719	$-	$-	$-	$(1,003,837)	$(9,751)	$(984,869)
Shares subscribed at $0.25 per share	-	-	-	-	375,000	-	-	375,000
Shares subscribed at $0.35 per share	-	-	-	-	877,100	-	-	877,100
Stock based payments	-	-	-	164,236	-	(164,236)	-	-
Net loss and comprehensive loss	-	-	-	-	-	(606,457)	(6,959)	(613,416)

Balance, June 30, 2023	287,190,813	$28,719	$-	$164,236	$1,252,100	$(1,774,530)	$(16,710)	$(346,185)

*	Including 71,979,703 shares of common stock were issued pursuant to a convertible loan settlement, details disclosed in Note 11.

				Other
	Common	Share	Accumulated	Accumulated
For June 30, 2022	Shares	Capital	Deficit	Comprehensive	Total

Balance, December 31, 2021	50,000	$7,940	$(1,475)	$(268)	$6,197
Net loss for the period	-	-	(175)	(133)	(308)

Balance, March 31, 2022	50,000	$7,940	$(1,650)	$(401)	$5,889
Net loss for the period			(5,056)	(140)	(5,196)

Balance, June 30, 2022	50,000	$7,940	$(6,706)	$(541)	$693

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited - Restated)

	For the	For the
	Six Months ended	Six Months ended
	June 30, 2023	June 30, 2022
Cash Flows from operating activities:
Net loss	$(1,162,725)	$(5,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,457	-
Amortized right of use assets	58,878	-
Stock based compensation	164,236	-
Write down of inventory	-	-
Changes in current assets and liabilities
Prepaid expenses	(211,882)	(197)
Accounts receivable	(47)	-
Other receivables	(76,182)	(1,292)
Accounts payable and accrued expenses	445,324	6,186
Payroll liabilities	53,807	-
Deposits received	71,109	-
Deferred revenue	8,388	-
Amount due to related parties	490,341	-
Net cash used in operating activities	(146,296)	(534)

Cash Flows from investing activities:
Office + furniture equipment	(108,837)	-
Filtration equipment	(25,056)	-
Intangible assets	(10,538)	-
Net cash used in investing activities	(144,431)	-

Cash Flows from financing activities:
Shares subscribed	1,252,100	-
Common stock issued in reverse acquisition	(366,607)	-
Lease payment	(45,718)	-
Proceeds from note and interest payable, related party	14,605
Proceeds from note payable and interest payable	67,966	-
Net cash provided by financing activities	922,346	-

Effect of foreign exchange on cash	(2,111)	(1,034)

Net increase (decrease) in cash	629,508	(1,568)
Cash at beginning of period	-	6,958
Cash at end of period	$629,508	$5,390

Supplemental Disclosures
Cash paid for:
Interest	$	$-

During the quarter ended June 30, 2023, operating leases with a discounted value of $1,850,195 were recorded as Right Of Use Assets and Lease liabilities.

See accompanying notes to the consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 (Restated)

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

The Company has accumulated a deficit of $1,774,530 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $629,508 in cash as of June 30, 2023. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investment in order to support the existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

1. Restatement of Financial Statements:

The Company is restating its financial statements as of and for the three and six months ended June 30, 2023 and 2022, included in its Original Form 10-Q, due to the identification of impairment of goodwill associated with the Company’s intellectual property related to its YER Brands subsidiary. This impairment occurred subsequent to the filing of the Original Form 10-Q, retroactively, and has resulted in material adjustments to the consolidated interim financial statements. The impairment assessment was performed in accordance with auditing standards generally accepted in the United States (“US GAAP”).

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

These consolidated financial statements have also been restated for the three and six months ended June 30, 2023 and 2022 to remove the results of the Consolidated Balance Sheets, Statement of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit) and Statements of Cash Flows of Sustainable Projects Group Inc.

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

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2023	December 31, 2022

Sales and miscellaneous income
Sustainable Projects Group	$-	$-
YER Brands	-	-
Lithium Harvest	91,391	-
Total Sales	$91,391	$-

Total Assets at End of Period
Sustainable Projects Group	$25,989	$-
YER Brands	-	-
Lithium Harvest	2,853,088	42,269
Total Assets	$2,879,077	$42,269

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

4. Other Receivables

Other receivables pertain to VAT (value added taxes) receivables of Lithium Harvest. The standard VAT rate in Denmark is 25%. Included in other receivable was $43,958 (300,000 DKK) due from a consultant.

5. Equipment

		Accumulated
	Cost	Depreciation	Net

Computer	$16,055	$5,307	$10,748
Equipment	5,000	5,000	-
Office Furniture & Equipment	92,781	10,309	82,472
Machinery under construction	25,056	-	25,056
	$138,892	$20,616	$118,276

6. Reverse Acquisition

On February 14, 2023, the Company entered into the Agreement with Lithium Harvest and all the Shareholders. Pursuant to the Agreement, the Company acquired all outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock. The lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represents a change of control and was accounted for as a reverse acquisition with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree. As a result of the Exchange Transaction, the number of shares of common stock outstanding increased to 287,190,813. The purchase price of Lithium Harvest was valued at $10,333,362 using the fair market value of the Company’s common stock price on the date of the Exchange Transaction, February 14, 2023.

7. Intangible Assets

		Accumulated
	Cost	Depreciation	Net

Patent - Denmark	$10,538	$412	$10,126
	$10,538	$412	$10,126

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2023 and December 31, 2022 are summarized as follows:

Accounts Payable:	Jun 30, 2023	Dec 31, 2022

Accounting fee	$15,575	$-
Audit fee	30,129	-
Consulting fee	35,000	-
Purchase of property, plant and equipment	77,318	-
Purchase of intangible assets	8,976
Rental expenses	63,992	-
Professional fees	231,950	117,199
Others	91,508	-
	$554,448	$117,199

Accrued liabilities:	Jun 30, 2023	Dec 31, 2022

Accounting fee	5,000
Audit fee	$3,750	$-
	$8,750	$-

9. Right of Use Assets (“ROU”) and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of the Company’s operating leases range from 12 to 94 months. These operating leases are included in “Right Of Use Assets” on the Company’s Condensed Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Condensed Consolidated Balance Sheets. Additionally, the Company has entered into various short-term operating leases with an initial term of 12 months or less. These leases are not recorded on the Company’s Condensed Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term.

June 30, 2023
Right-of-use asset
Right-of-use asset, net	$1,790,787

Lease liability
Current lease liability	$173,235
Non-current lease liability	1,636,886
Total lease liability	$1,810,121

Remaining lease term and discount rate
Weighted average remaining lease term	90 months
Discount rate used	10%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of June 30, 2023:

2023	$173,942
Thereafter	2,425,669
Less: imputed interest	(789,490)
Total	$1,810,121

10. Notes Payable, Convertible Notes Payable and Obligation to Issue Shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan was originally due on or before April 15, 2022. On March 28, 2022, the term of the loan agreement was extended to April 15, 2024. At June 30, 2023, there was $7,144 in accrued interest under the loan.

On July 12, 2019, the Company entered into an unsecured convertible loan agreement with a relative of the Company’s CEO in the amount of $20,000 with an interest rate of 3.0% per annum. The loan was due on or before July 12, 2022. The lender had the option to convert the whole loan and the accrued interest into shares of common stock of the Company at the price of $1.45 per share. On May 10, 2021, the Company agreed to a debt settlement arrangement whereby it would issue 640,000 shares of common stock in settlement of the principal amount outstanding under the loan of $20,000 as well as accrued interest and fees valued at $1,098. The transaction value was calculated to be $0.033 per share. The shares were issued during the six-month period ended June 30, 2022.

On July 23, 2021, the Company borrowed $100,000 pursuant to a two-year unsecured convertible promissory note, bearing an interest at 10% per annum. The loan could be renewed at the option of the lender and was secured by a security agreement with collateral consisting of the Company’s present and future assets. The outstanding principal and unpaid accrued interest would automatically convert into shares of the Company’s common stock on or before the maturity date upon the closing of a “Qualified Transaction” in an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. In the event that a Qualified Transaction was not consummated on or prior to the maturity date, the lender had the right to convert the principal and unpaid accrued interest of the note into shares of the Company’s common stock in an amount equal to 25% of the fully diluted capitalization of the Company. A Qualified Transaction is defined as the reverse acquisition of the Company with a target company. On June 22, 2022, the Company received an additional loan advance of $25,000. On February 14, 2023, the lender exercised the convertible feature of the debt, and the outstanding principal and accrued interest under the loan was converted into 71,797,703 shares of common stock valued at a total amount of $3,589,885.

During the quarter ended June 30, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company, with one note in the principal amount of $17,173 (DKK 118,000) and the other in the principal amount of $2,183 (DKK 15,000), and each with a 3% interest rate per annum that is due on or before May 1, 2023. These loans have been repaid. (See Note 12)

On March 29, 2023, the Company entered into a $10,000 note payable with a 15% interest rate per annum. The loan is due on or before December 31, 2023.

On April 28, 2023, a company controlled by a director and the Chief Technology Officer of the Company loaned the Company $14,506 (DKK 99,000). The loan has a 3% interest rate that was due on or before June 30, 2023. As at June 30, 2023, the loan remains outstanding and the accrued interest was $76.

11. Common Stock

The following stock transactions occurred with respect to the Company’s common stock during the six months ended June 30, 2023:

a)	On February 14, 2023, 206,667,233 shares of common stock valued at $10,333,362 were issued to the shareholders of Lithium Harvest pursuant to the Agreement with Lithium Harvest with respect to the Exchange Transaction.

b)	On February 14, 2023, 71,979,703 shares of common stock valued at $3,589,885 were issued to a lender pursuant to a convertible loan settlement in connection with the Exchange Transaction.

12. Related-Party Transactions

Related party transactions as of June 30, 2023 and December 31, 2022 are summarized as follows

	Jun 30, 2023	Dec 31, 2022

Accounts payable	$450,997	$146,402
Accrued liabilities	185,071	-
	$636,068	$146,402

Stefan Muehlbauer resigned as a director of the Company on February 14, 2023 and is currently the Chief Financial Officer (“CFO”) of the Company. During the six months ended June 30, 2023, the Company incurred management fees to the CFO totaling an aggregate of $58,125. At June 30, 2023, $110,465 was owing to the CFO for management fees, consisting of current and past due amounts, and $1,180 for reimbursement of out of pocket expenses. The Company entered into an Employment Agreement the CFO on February 14, 2023. His annual salary is $125,000, payable on a monthly basis with other benefits. The employment agreement is for a period of one year and at such time the CFO will be eligible to receive a one-time, lump sum bonus of $25,000, subject to other conditions and terms. This Employment Agreement was filed as Exhibit 10.3 to the Company’s Current Report on a Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

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

14. Commitments and Contingencies

During the period ended June 30, 2023, the Company received commitments for shares subscribed but not issued in private placements. The Company received $375,000 from a private placement at $0.25 per share to issue 1,500,000 shares of common stock and received $877,100 from private placements at $0.35 per share to issue 2,506,000 shares of common stock. (See Note 17)

15. Income Taxes

The Company and its subsidiaries file separate income tax returns.

The Company files income tax returns in the United States of America and in the States of Florida and Indiana (Sustainable Projects Group Inc. and YER Brands Inc., respectively) and is subject to a U.S. federal corporate income tax rate of 21%. The Company generated a taxable loss for the six months ended June 30, 2023 and 2022. Lithium Harvest ApS is subject to Denmark corporate income tax rate of 22%.

16. Legal Matters

The Company has no known legal issues pending.

17. Subsequent Events

The Company issued a total of 5,506,000 restricted shares of common stock to residents of Denmark in an unregistered private placement that closed on August 18, 2023. The shares were issued in two tranches. The 1,500,000 shares issued in the first tranche were sold at a price of $0.25 per share, for total gross proceeds of $375,000. The 4,006,000 shares issued in the second tranche were sold at a price of $0.35 per share, for total gross proceeds of $1,402,100. As of the date of this Quarterly Report on Form 10-Q/A, there was $819,350 subscribed, which represents 2,341,000 common shares to be issued upon closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Language Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A (this “report” or this “Form 10-Q”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to:

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

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”) on December 12, 2023 (the “Annual Report”), and in Part II, Item A. “Risk Factors” in any quarterly reports on Form 10-Q filed subsequently thereto, including any risks described in Part II, Item A. “Risk Factors” of this Form 10-Q/A. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this Form 10-Q/A is included based on information available to us that we believe is accurate. It is generally based on publications that are not produced for purposes of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements, except as required by federal securities laws.

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

In addition, we voluntarily send an annual report to our stockholders. This annual report includes audited financial statements and other information about the Company’s performance, operations, and strategies. Stockholders can elect to receive this annual report in electronic form by visiting our Investor Relations website at www.spgroupe.com or by contacting our Investor Relations department at info@spgroupe.com. Information contained on our website is not a part of this Form 10-Q/A and the inclusion of our website address is an inactive textual reference only.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited - Restated)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating and administrative expenses
General and administrative expenses	28,387	672	47,451	847
Depreciation	11,687	-	12,457	-
Amortized right of use assets	58,878	-	58,878	-
Advertising and promotion	8,157	-	8,157	-
Interest on lease	45,718	-	45,718	-
Office Maintenance & Utilities	36,116	-	36,116	-
Consulting fees	61,221	-	61,221	-
Management fees	191,885	4,384	393,476	4,384
Professional fees	55,622	-	138,930	-
Rent	2,194	-	51,801	-
Stock based compensation (Note 13)	164,236	-	164,236	-
Travel expenses	10,319	-	17,337	-
Wages and salaries	146,236	-	199,712	-
Vehicle expense	18,878	-	18,878	-

Total operating and administrative expenses	839,534	5,056	1,254,368	5,231

Operating loss before other items	(839,534)	(5,056)	(1,254,368)	(5,231)
Miscellaneous income	69,817	-	91,391	-
Interest expense	(976)	-	252	-
Net Loss	(770,693)	(5,056)	(1,162,725)	(5,231)
Translation loss	(6,959)	(140)	(11,857)	(541)

Net loss and comprehensive loss, attributed to shareholders	$(777,652)	$(5,196)	$(1,174,582)	$(5,772)

Basic and diluted loss per share	$(0.003)	$(0.104)	$(0.005)	$(0.115)
Weighted average number of common shares outstanding	287,190,813	50,000	217,959,199	50,000

See accompanying notes to the consolidated financial statements.

In addition, management anticipates incurring the following expenses during the next 12-month period:

●	Management anticipates spending approximately $250,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $3,000,000 over the next 12 months. The general and administrative expenses for the year will consist primarily of employee and rental expenses, professional fees for the audit and legal work relating to SPGX’s regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	In addition to the general and administrative expenses described above, management anticipates spending approximately $200,000 per year in complying with SPGX’s obligations as a reporting company under the Exchange Act. These expenses will consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly reports, and current report filings with the SEC.

As of June 30, 2023, the Company had cash of $629,508 and total liabilities of $3,225,262. During the 12-month period following the date of this report, management anticipates that the Company will not generate sufficient revenues to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management believes that debt financing will not be available for the Company to fund its plan of operations as it does not have tangible assets to secure any debt financing. Management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

Liquidity and Capital Resources

As of June 30, 2023, the Company had a cash balance of $629,508 and a working capital deficit of $628,488, compared to a cash balance of $Nil and a working capital deficit of $221,332 as of December 31, 2022

Liquidity

The notes to the Company’s financial statements as of December 31, 2022 included in the Annual Report, disclose the Company’s uncertain ability to continue as a going concern. The Company has accumulated a deficit of $1,774,530 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of our business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. However, there is no assurance that such funds will be available on acceptable terms, or at all.

Capital Resources

Cash flow used in operating activities was $146,296 for the six-month period ended June 30, 2023. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investments, in order to support existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

Net Cash Flows Used in Operating Activities.

Net cash flows used in operating activities during the six-month period ended June 30, 2023 was $146,296, as compared to a net cash flows used by operating activities of $534 for the same time period for the prior year fiscal period, with the increase in cash used in operating activities primarily due to a ramp up in operating activities and associated increased costs for salaries, rent and other operating expenses.

Net Cash Flows used in Investing Activities.

The Company’s net cash flow used in investing activities during the six months ended June 30, 2023 was $144,431, as compared to a net cash flow used by investing activities of $0 for the same time period for the prior year fiscal period, with the increase in cash used primarily due to investments in office equipment and filtration equipment.

Net Cash Flows from Financing Activities.

The Company’s net cash flow from financing activities during the six months ended June 30, 2023 was $922,346, as compared to $0 in the same period for the prior year fiscal period, with the increase primarily due to private placement shares subscribed for the Company’s common stock.

Results of Operations

Quarter Ended June 30, 2023 Compared to the Quarter Ended Juned 30, 2022

Net Loss. During the three months ended June 30, 2023, the Company had a net loss of $777,652. The loss was generally attributable to increased professional fees, employee expenses and other operating expenses such as administrative fees, management fees, wages, rent and stock based compensation, compared to the same period for the prior fiscal period, when the Company had a net loss of $5,196.

Revenue. During the three months ended June 30, 2023, the Company had revenues of $0 compared to $0 from the same period in the prior year. The low level of revenues is attributable to the fact that the Company is still working to develop its first lithium production plant, which is anticipated to be operational in 2024, although no assurance can be given that this will occur during 2024 or at all.

Operating Expenses. The Company’s operating expenses during the three months ended June 30, 2023 were $839,534 as compared to $5,056 for the same time period of the prior fiscal year. The increase in operating expenses can be attributed to management and professional fees, stock based compensation, as well as rental expenses for our offices in Denmark and expansion of our workforce.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net Loss. During the six months ended June 30, 2023, the Company had a net loss of $1,174,582. The loss was generally attributable to professional fees, employee expenses and other operating expenses such as administrative fees, management fees, financing fees and depreciation, compared to the same period for the prior fiscal period, when the Company had a net loss of $5,772.

Revenue. During the six months ended June 30, 2023, the Company had revenues of $0 compared to $0 from the same period in the prior year. The low level of revenues is attributable to the fact that the Company is still working to develop its first lithium production plant, which is anticipated to be operational in 2024, although no assurance can be given that this will occur during 2024 or at all.

Operating Expenses. The Company’s operating expenses during the six months ended June 30, 2023 were $1,162,725 as compared to $5,231 for the same time period of the prior fiscal year. The increase in operating expenses can be attributed to management and professional fees, as well as rental expenses for our offices in Denmark and expansion of our workforce.

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $1,774,530 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $629,508 in cash and cash equivalents as of June 30, 2023. Cash used by operations was $146,296 for the six months ended June 30, 2023. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q/A, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Material weaknesses (1), (2), (3) and (4), which were originally identified by the Company’s Chief Financial Officer in connection with fiscal year 2021 financial results, were not remediated and therefore remained ineffective at June 30, 2023. Material weaknesses (5) and (6), which were identified by the Company’s Chief Financial Officer in connection with the re-audit of its financial statements as of December 31, 2022 and December 31, 2021, were not remediated and therefore remained ineffective at June 30, 2023.

Management believes that the material weaknesses set forth in items (1), (2), (3), (4), (5) and (6) above had an effect on the Company’s financial results, leading to the restatement of its consolidated financial statements as of and for the years ending December 31, 2022 and 2021 and the three months ended June 30, 2023 and 2022. These restatements primarily were impacted by the impairment of intangible assets associated with the wholly owned subsidiary of the Company, YER Brands Inc., and treatment of the reverse acquisition of Lithium Harvest ApS on February 14, 2023 within the reporting of subsequent events.

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

Changes in Internal Controls over Financial Reporting

There have been no changes (other than as described above) in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s controls and procedures will prevent all potential error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met

Part II – Other Information

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

The descriptions of Incentive Plan and the RSU awards do not purport to be complete and are qualified in their entirety by reference to the full text of the Incentive Plan, which is included in this report as Exhibit 10.1 and incorporated into this Part II, Item 5 by reference, and to full text of the Form of Restricted Stock Unit Award Agreement, which is included in this report as Exhibit 10.2 and incorporated into this Part II, Item 5 by reference.

Item 6. Exhibits

Index to and Description of Exhibits

Exhibit	Description	Filed or furnished with this Form 10-Q/A
2.1	Securities Exchange Agreement among the Company, Lithium Harvest ApS and, for certain limited purposes, its shareholders, dated as of February 14, 2023 (incorporated herein by reference to Exhibit 2.1 to Current Report on Form 8-K filed February 14, 2023).

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1/A Amendment #1 filed on December 17, 2010).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 13, 2010).

3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on September 13, 2010).

3.4	Certificate of Amendment (incorporated by reference to Exhibit to 3.4 to Current Report on Form 8-K filed on December 19, 2016).

3.5	Certificate of Amendment (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed on October 26, 2017).

*10.1	Sustainable Projects Group Inc. 2023 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 22, 2023).

*10.2	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 22, 2023).

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.	X

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.	X

101	Financial statements from the quarterly report on Form 10-Q/A of SPGX for the period ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Unaudited Interim Balance Sheets, (ii) the Condensed Consolidated Unaudited Interim Statements of Operations; (iii) the Condensed Consolidated Unaudited Interim Statements of Stockholders’ Equity and Comprehensive Income, and (iv) the Condensed Consolidated Unaudited Interim Statements of Cash Flows	X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	X

* Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sustainable projects Group Inc.

Date: December 18, 2023	By:	/s/ Sune Mathiesen
	Name:	Sune Mathiesen
	Title:	President & Chief Executive Officer
(Principal Executive Officer)

Date: December 18, 2023	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 14