Form 10-Q/A
period 2023-03-31
Sustainable Projects Group Inc.
filed 2023-12-27
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Sustainable Projects Group Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 19, 2023 (the “Original Form 10-Q”), as amended by Amendment No. 1 on Form 10-Q/A filed on December 15, 2023 (“Amendment No. 1”), to remove the following statement from Note 3 – Summary of accounting policies of Notes to Consolidated Unaudited Interim Financial Statements in Amendment No. 1:

These consolidated financial statements have also been restated for the three months ended March 31, 2023 and 2022 to remove the results of the Consolidated Balance Sheets, Statement of Operations and Comprehensive Loss, Statements of Stockholder’s Equity (Deficit) and Statements of Cash Flows of Lithium Harvest.

This Form 10-Q/A is presented as of the filing date of the Original Form 10-Q, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the change described above and in Amendment No. 1. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q and Amendment No. 1.

This Form 10-Q/A sets forth the Original Form 10-Q, as amended by Amendment No. 1, in its entirety, as amended to reflect the change described above. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

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

Sustainable projects Group Inc.

By:	/s/ Sune Mathiesen
Name:	Sune Mathiesen
Title:	President & CEO
Dated:	December 27, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Sune Mathiesen	Chairman, President and Chief Executive Officer (principal executive officer)	December 27, 2023
Sune Mathiesen

/s/ Kristian Jensen	Director	December 27, 2023
Kristian Jensen

/s/ Stefan Muehlbauer	Chief Financial Officer (principal financial and principal accounting officer)	December 27, 2023
Stefan Muehlbauer

Page 16