Form 10-Q/A
period 2023-06-30
Sustainable Projects Group Inc.
filed 2023-12-27
CIK 1500305

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

EXPLANATORY NOTE

Sustainable Projects Group Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 22, 2023 (the “Original Form 10-Q”), as amended by Amendment No. 1 on Form 10-Q/A filed on December 18, 2023 (“Amendment No. 1”), to remove the following statement from Note 3 – Summary of accounting policies of Notes to Consolidated Unaudited Interim Financial Statements in Amendment No. 1:

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

Sustainable projects Group Inc.

Date: December 27, 2023	By:	/s/ Sune Mathiesen
	Name:	Sune Mathiesen
	Title:	President & Chief Executive Officer
(Principal Executive Officer)

Date: December 27, 2023	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 14