Form 10-Q
period 2023-09-30
Sustainable Projects Group Inc.
filed 2023-12-27
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended	September 30, 2023

☐	transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tankedraget 7, Aalborg, Denmark	DK-9000
(Address of principal executive offices)	(Zip Code)

305-814-2915

(Registrant’s telephone number, including area code)

Not Applicable

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

☐ Yes ☒ No

As of December 21, 2023, there were 292,696,813 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

SUSTAINABLE PROJECTS GROUP INC.

For the THREE AND NINE MONTHS Ended SEPTEMBER 30, 2023 AND 2022

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$1,020,417	$-
Other receivables – Note 4	-	32,180
Prepaid expenses	220,465	10,089
	1,240,882	42,269

Right Of Use Assets – Note 9	1,674,691	-
Equipment – Note 5	127,744	-
Intangible assets – Note 7	9,532	-

TOTAL ASSETS	$3,052,849	$42,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 8	$528,626	$117,199
Amounts due to related parties – Note 12	448,468	146,402
Payroll liabilities	190,714	-
Interest payable, related party – Note 12	159	-
Other payable – Note 4	32,950	-
Notes and interest payable – Note 10	68,786	-
Deferred revenues	9,730	-
Deposits received	69,648	-
Lease liability, current portion – Note 9	171,826	-
TOTAL CURRENT LIABILITIES	1,520,907	263,601

NON-CURRENT LIABILITIES
Note payable	-	-
Lease liability obligation – long term – Note 9	1,539,408	-
TOTAL NON-CURRENT LIABILITIES	1,539,408	-

TOTAL LIABILITIES	3,060,315	263,601

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 292,696,813 (Dec 31, 2022 – Capital Shares 50,000)	29,270	7,940
Additional Paid in Capital	2,105,021	-
Shares subscribed	469,350	-
Accumulated Deficit	(2,618,264)	(224,419)
Other Accumulated Comprehensive Gain (Loss)	7,157	(4,853)
TOTAL STOCKHOLDERS’ DEFICIT	(7,466)	(221,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,052,849	$42,269

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating and administrative expenses
General and administrative expenses	60,973	665	108,424	1,512
Depreciation	8,995	-	21,452	-
Amortized right of use assets	59,530	-	118,408	-
Advertising and promotion	21,389	-	29,546	-
Interest on lease	44,787	-	90,505	-
Office Maintenance & Utilities	39,939	-	76,055	-
Consulting fees	43,763	-	104,984	-
Management fees	205,613	(122)	599,089	4,262
Professional fees	45,162	2,700	184,092	2,700
Rent	5,998	-	57,799	-
Stock based compensation (Note 13)	164,236	-	328,472	-
Travel expenses	47,133	-	64,470	-
Wages and salaries	169,176	-	368,888	-
Vehicle expense	4,332	-	23,210	-

Total operating and administrative expenses	921,026	3,243	2,175,394	8,474

Operating loss before other items	(921,026)	(3,243)	(2,175,394)	(8,474)
Miscellaneous income	78,175	-	169,566	-
Interest expense	(883)	-	(631)	-
Net Loss	(843,734)	(3,243)	(2,006,459)	(8,474)
Translation gain (loss)	23,867	61	12,010	(480)

Net loss and comprehensive loss, attributed to shareholders	$(819,867)	$(3,182)	$(1,994,449)	$(8,954)

Basic and diluted loss per share	$(0.003)	$(0.064)	$(0.008)	$(0.179)
Weighted average number of common shares outstanding	289,764,270	50,000	242,157,245	50,000

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Common	Par Value at $0.0001	Share	Additional Paid-in	Shares	Accumulated	Other Accumulated Comprehensive
For September 30, 2023	Shares	Amount	Capital	Capital	Subscribed	Deficit	Loss	Total

Balance, December 31, 2022	50,000	$-	$7,940	$-	$-	$(224,419)	$(4,853)	$(221,332)
Common stock issued in reverse acquisition*	287,140,813	28,719	(7,940)	-	-	(387,386)	-	(366,607)
Net loss and comprehensive loss	-	-	-	-	-	(392,032)	(4,898)	(396,930)

Balance, March 31, 2023	287,190,813	$28,719	$-	$-	$-	$(1,003,837)	$(9,751)	$(984,869)
Shares subscribed at $0.25 per share	-	-	-	-	375,000	-	-	375,000
Shares subscribed at $0.35 per share	-	-	-	-	877,100	-	-	877,100
Stock based payments	-	-	-	164,236	-	(164,236)	-	-
Net loss and comprehensive loss	-	-	-	-	-	(606,457)	(6,959)	(613,416)

Balance, June 30, 2023	287,190,813	$28,719	$-	$164,236	$1,252,100	$(1,774,530)	$(16,710)	$(346,185)
Shares subscribed at $0.35 per share	-	-	-	-	994,350	-	-	994,350
Shares issued at $0.25 per share	1,500,000	150	-	374,850	(375,000)	-	-	-
Shares issued at $0.35 per share	4,006,000	401	-	1,401,699	(1,402,100)	-	-	-
Stock based payments	-	-	-	164,236	-	(164,236)	-	-
Net loss and comprehensive loss	-	-	-	-	-	(679,498)	23,867	(655,631)

Balance, September 30, 2023	292,696,813	$29,270	$-	$2,105,021	$469,350	$(2,618,264)	$7,157	$(7,466)

*	Including 71,979,703 shares of common stock were issued pursuant to a convertible loan settlement, details disclosed in Note 11.

For September 30, 2022	Common Shares	Share Capital	Accumulated Deficit	Other Accumulated Comprehensive Loss	Total

Balance, December 31, 2021	50,000	$7,940	$(1,475)	$(268)	$6,197
Net loss for the period	-	-	(175)	(133)	(308)

Balance, March 31, 2022	50,000	$7,940	$(1,650)	$(401)	$5,889
Net loss for the period			(5,056)	(140)	(5,196)

Balance, June 30, 2022	50,000	$7,940	$(6,706)	$(541)	$693
Net loss for the period	-	-	(3,243)	61	(3,182)

Balance, September 30, 2022	50,000	$7,940	$(9,949)	$(480)	$(2,489)

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30, 2023		For the Nine Months ended September 30, 2022
Cash Flows from operating activities:
Net loss		$(2,006,459)	$(8,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		21,452	-
Amortized right of use assets		118,408	-
Stock based compensation		328,472	-
Write down of inventory		-	-
Changes in current assets and liabilities
Prepaid expenses		(210,376)	(105)
Other receivables		32,180	(1,299)
Accounts payable and accrued expenses		411,426	3,929
Interest payable		159	-
Payroll liabilities		190,714	-
Other payables		32,950
Deposits received		69,648	-
Deferred revenue		9,730	-
Amount due to related parties		302,066	-
Net cash used in operating activities		(699,630)	(5,949)

Cash Flows from investing activities:
Office + furniture equipment		(106,970)	-
Filtration equipment		(44,567)	-
Intangible assets		(10,197)	-
Net cash used in investing activities		(161,734)	-

Cash Flows from financing activities:
Shares subscribed		469,350	-
Common stock issued in reverse acquisition		(366,607)	-
Lease payment		(90,505)	-
Common stock issued in private placements		1,777,100
Proceeds from note payable and interest payable		68,786	-
Net cash provided by financing activities		1,858,124	-

Effect of foreign exchange on cash		23,657	(974)

Net increase (decrease) in cash		1,020,417	(6,923)
Cash at beginning of period		-	6,958
Cash at end of period		$1,020,417	$35

Supplemental Disclosures
Cash paid for:
Interest	$		$-

During the quarter ended September 30, 2023, operating leases with a discounted value of $1,711,234 were recorded as Right Of Use Assets and Lease liabilities.

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 (Unaudited)

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

The Company is a pure-play lithium company focused on supplying high performance lithium compounds to the fast-growing electric vehicle and broader battery markets. It has developed a proprietary technology to extract lithium from oilfield wastewater, which it believes will enable it to manufacture lithium compounds quickly, at an attractive cost, and with a minimal environmental footprint, which it expects to provide a competitive advantage over other lithium manufacturers.

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

The Company’s year-end is December 31.

2. Going Concern

These consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP,” which contemplate continuation of the Company as a going concern. However, the Company has limited revenue and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying consolidated interim balance sheets is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the successful implementation of the Company’s planned strategy of supplying high performance lithium compounds to the electric vehicle and broader battery markets.

The Company has accumulated a deficit of $2,618,264 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $1,020,417 in cash as of September 30, 2023. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity, as well as debt, if available, in order to support its existing operations and develop its first lithium extraction facility. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with GAAP. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s audited December 31, 2022 year-end financial statements. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

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

1. Restatement of Financial Statements:

The financial statements have been restated to reflect prior period adjustments due to identification of impairment of goodwill associated with the Company’s intellectual property related to its YER Brands subsidiary. This impairment occurred subsequent to the initial filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Quarterly Reports on From 10-Q for the quarters ended March 31, 2023 and June 30, 2023 (the “Affected Reports”), retroactively, and has resulted in material adjustments to the consolidated interim financial statements. The impairment assessment was performed in accordance with GAAP.

2. Change in Accounting Treatment of Reverse Acquisition:

The Company revised its accounting treatment for a reverse acquisition that was previously reported in the Affected Reports. Upon further evaluation, the Company determined that prior year adjustments were necessary. The Company impaired goodwill and intellectual property and wrote off inventory of YER Brands Inc. as of the year ended December 31, 2021.

Consolidation

The accompanying consolidated interim financial statements include the accounts of Sustainable Projects Group Inc., Lithium Harvest ApS and YER Brands Inc. All significant intercompany transactions have been eliminated in the consolidation process.

Operating Leases – Right of Use Assets

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (“Topic 842”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset (“ROU asset”) and a lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract.

The Company adopted the new standard as of April 1, 2023. The Company has elected not to recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. There are no other material asset leases, whether operating or finance, except as indicated below.

Lithium Harvest has one office lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease does not contain renewal periods at the end of the term. The lease is amortized straight line over the entire term of the office lease agreement. The Company uses an annual interest rate of 10%, or a rate of 2.50% per quarter. This operating lease is classified as an ROU asset under the new standard (Topic 842). The office lease commenced April 1, 2023.

Lithium Harvest has one software lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease has one renewal period of one year at the end of the term. The lease is amortized straight line over the entire term of the software lease. The Company uses an annual interest rate of 10%, or a rate of 2.50% per quarter. This operating lease was classified as an ROU asset under the new standard (Topic 842). The software lease commenced May 1, 2023.

Lithium Harvest has one equipment lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease does not contain renewal periods at the end of the term. The lease is amortized straight line over the entire term of the equipment lease. The Company uses an annual interest rate of 10%, or a rate of 2.50% per quarter. This operating lease is classified as an ROU asset under the new standard (Topic 842). The equipment lease commenced June 1, 2023.

Lithium Harvest has one service equipment lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease does not contain renewal periods at the end of the term. The lease is amortized straight line over the entire term of the software lease. The Company uses an annual interest rate of 10%, or a rate of 2.50% per quarter. This operating lease was classified as an ROU asset under the new standard (Topic 842). The service equipment lease commenced May 10, 2023.

Stock Based Compensation

The Company follows the guideline under Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation”. The standard provides that for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, all share-based payments to both employees and directors are recognized in the income statement based on their fair values. For non-employee stock-based compensation, the Company applies ASC 505-50, “Equity—Equity-Based Payments to Non-Employees.” This standard provides that all stock-based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably measured or determinable.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies previously disclosed in the December 31, 2022 annual report.

Use of estimates

The preparation of the consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its various businesses on a corporation-wide basis. As of September 30, 2023, the Company has three reportable segments: YER Brands, Sustainable Projects Group and Lithium Harvest. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. Each operating segment’s performance is evaluated based on its segment income. Segment income is defined as gross sales and miscellaneous income. For the nine months ended September 30, 2023 and the year ended December 31, 2022, segment income and total assets were reported as follows:

	For the Nine Months Ended	For the Year Ended
	September 30, 2023	December 31, 2022

Sales and miscellaneous income
Sustainable Projects Group	$-	$-
YER Brands	-	-
Lithium Harvest	169,566	-
Total Sales	$169,566	$-

Total Assets at End of Period
Sustainable Projects Group	$25,988	$-
YER Brands	-	-
Lithium Harvest	3,026,861	42,269
Total Assets	$3,052,849	$42,269

Revenue Recognition

The Company adopted ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source at the moment from Lithium Harvest, which is sub-leasing office space with and/or without furniture. Accordingly, the Company recognizes revenue when services are provided. This revenue is billed in advance, arrears and/or is prepaid. The performance obligation is the monthly services rendered. Where there is a sub-leasing contract for office space with and/or without furniture, the Company bills monthly for its services as rendered. Where there is no contract, the revenue is recognized when received.

The Company recognizes revenue in accordance with ASC 606 using the following 5 steps to identify revenues:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Sub-leasing office

The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source at the moment from Lithium Harvest, which is sub-leasing office space with and/or without furniture. Accordingly, the Company recognizes revenue when services are provided. This revenue is billed in advance, arrears and/or is prepaid. The performance obligation is the monthly services rendered. Where there is a sub-leasing contract for office space with and/or without furniture, the Company bills monthly for its services as rendered.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes”. Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recently issued accounting pronouncements

The Company adopts new pronouncements relating to GAAP applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any pronouncements not included above will have a material effect on the Company’s consolidated interim financial statements.

4. Other Receivables/Payables

Other receivables/payables pertain to VAT (value added taxes) receivables/payables of Lithium Harvest. The standard VAT rate in Denmark is 25%.

5. Equipment

	Cost	Accumulated Depreciation	Net

Computer	$15,669	$6,233	$9,436
Equipment	5,000	5,000	-
Office Furniture & Equipment	91,282	17,541	73,741
Machinery under construction	44,567	-	44,567
	$156,518	$28,774	$127,744

6. Reverse Acquisition

On February 14, 2023, the Company entered into the Agreement with Lithium Harvest and all the Shareholders. Pursuant to the Agreement, the Company acquired all outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of the Company’s common stock. The lender of a convertible note payable exercised its conversion feature and received 71,797,703 shares of common stock in exchange for its debt and interest. The Exchange Transaction represents a change of control and was accounted for as a reverse acquisition with Lithium Harvest being the accounting acquirer and the Company being the accounting acquiree . As a result of the Exchange Transaction, the number of shares of common stock outstanding increased to 287,190,813. The purchase price of Lithium Harvest was valued at $10,333,362 using the fair market value of the Company’s common stock price on the date of the Exchange Transaction, February 14, 2023.

7. Intangible Assets

	Cost	Accumulated Depreciation	Net

Patent - Denmark	$10,197	$665	$9,532
	$10,197	$665	$9,532

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of September 30, 2023 and December 31, 2022 are summarized as follows:

Accounts Payable:	September 30, 2023	December 31, 2022

Accounting fee	$18,038	$-
Audit fee	750	-
Consulting fee	73,266	-
Purchase of property and equipment	63,659	-
Rental expenses	63,992	-
Professional fees	239,950	117,199
Others	54,221	-
	$513,876	$117,199

Accrued liabilities:	September 30, 2023	December 31, 2022

Accounting fee	7,500
Audit fee	$7,250	$-
	$14,750	$-

9. Right of Use Assets and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of the Company’s operating leases range from 12 to 94 months. These operating leases are included in “Right of Use Assets” on the Company’s Consolidated Interim Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Interim Balance Sheets. Additionally, the Company has entered into various short-term operating leases with an initial term of 12 months or less. These leases are not recorded on the Company’s Consolidated Interim Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term.

September 30, 2023
Right-of-use asset
Right-of-use asset, net	$1,674,691

Lease liability
Current lease liability	$171,826
Non-current lease liability	1,539,408
Total lease liability	$1,711,234

Remaining lease term and discount rate
Weighted average remaining lease term	87 months
Discount rate used	10%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of September 30, 2023:

2023	$84,160
Thereafter	2,347,252
Less: imputed interest	(720,178)
Total	$1,711,234

10. Notes Payable, Convertible Notes Payable and Obligation to Issue Shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan was originally due on or before April 15, 2022. On March 28, 2022, the term of the loan agreement was extended to April 15, 2024. At September 30, 2023, there was $8,021 in accrued interest under the loan.

On July 12, 2019, the Company entered into an unsecured convertible loan agreement with a relative of the Company’s CEO in the amount of $20,000 with an interest rate of 3.0% per annum. The loan was due on or before July 12, 2022. The lender had the option to convert the whole loan and the accrued interest into shares of common stock of the Company at the price of $1.45 per share. On May 10, 2021, the Company agreed to a debt settlement arrangement whereby it would issue 640,000 shares of common stock in settlement of the principal amount outstanding under the loan of $20,000 as well as accrued interest and fees valued at $1,098. The transaction value was calculated to be $0.033 per share. The shares were issued during the nine-month period ended September 30, 2022.

On July 23, 2021, the Company borrowed $100,000 pursuant to a two-year unsecured convertible promissory note, bearing interest at 10% per annum. The loan could be renewed at the option of the lender and was secured by a security agreement with collateral consisting of the Company’s present and future assets. The outstanding principal and unpaid accrued interest would automatically convert into shares of the Company’s common stock on or before the maturity date upon the closing of a “Qualified Transaction” in an amount equal to 25% of the fully diluted capitalization of the Company on a post-money basis. In the event that a Qualified Transaction was not consummated on or prior to the maturity date, the lender had the right to convert the principal and unpaid accrued interest of the note into shares of the Company’s common stock in an amount equal to 25% of the fully diluted capitalization of the Company. A Qualified Transaction is defined as the reverse acquisition of the Company with a target company. On June 22, 2022, the Company received an additional loan advance of $25,000. On February 14, 2023, the lender exercised the convertible feature of the debt, and the outstanding principal and accrued interest under the loan was converted into 71,797,703 shares of common stock valued at a total amount of $3,589,885.

During the nine months ended September 30, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company, with one note in the principal amount of $17,173 (DKK 118,000) and the other in the principal amount of $2,183 (DKK 15,000), and each with a 3% interest rate per annum that was due on or before May 1, 2023. These loans have been repaid. (See Note 12)

On March 29, 2023, the Company entered into a $10,000 note payable with a 15% interest rate per annum. The loan is due on or before December 31, 2023. At September 30, 2023, the accrued interest was $764.

On April 28, 2023, a company controlled by a director and the Chief Technology Officer of the Company loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. During the quarter ended September 30, 2023, the loan was repaid.

11. Common Stock

The following stock transactions occurred with respect to the Company’s common stock during the nine months ended September 30, 2023:

a)	On February 14, 2023, 206,667,233 shares of common stock valued at $10,333,362 were issued to the shareholders of Lithium Harvest pursuant to the Agreement with Lithium Harvest with respect to the Exchange Transaction.

b)	On February 14, 2023, 71,979,703 shares of common stock valued at $3,589,885 were issued to a lender pursuant to a convertible loan settlement in connection with the Exchange Transaction.

c)	On August 18, 2023, 1,500,000 shares of common stock valued at $375,000 were issued to an investor pursuant to a private placement subscription at $0.25 per share.

d)	On August 18, 2023, an aggregate of 4,006,000 shares of common stock valued at $1,402,100 were issued to investors pursuant to private placement subscriptions at $0.35 per share.

As of September 30, 2023, the Company had commitments to issue shares subscribed for by investors in private placements that had not closed at $0.35 per share. As of September 30, 2023, investors had subscribed to purchase $469,350 of common stock, which represents 1,341,000 shares of common stock to be issued upon closing of the financing.

12. Related-Party Transactions

Related party transactions as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022

Accounts payable	$240,984	$146,402
Accrued liabilities	207,484	-
	$448,468	$146,402

Stefan Muehlbauer resigned as a director of the Company on February 14, 2023 and is currently the Chief Financial Officer (“CFO”) of the Company. During the nine months ended September 30, 2023, the Company incurred management fees to the CFO totaling an aggregate of $89,375. At September 30, 2023, $141,715 was owing to the CFO for management fees, consisting of current and past due amounts, and $1,180 for reimbursement of out of pocket expenses. The Company entered into an Employment Agreement with the CFO on February 14, 2023. His annual salary is $125,000, payable on a monthly basis with other benefits. The employment agreement is for a period of one year and at such time the CFO will be eligible to receive a one-time, lump sum bonus of $25,000, subject to other conditions and terms. This Employment Agreement was filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

On February 14, 2023, Tiffany Muehlbauer resigned as Chief Technology Officer of the Company. At September 30, 2023, $12,766 was owing to Ms. Muehlbauer for past due salaries and $25,500 for management fees.

At September 30, 2023, the Company owed a company controlled by Stefan Muehlbauer and Tiffany Muehlbauer the amount of $20,647 for office expenses.

On February 14, 2023, Sune Mathiesen became a director and Chief Executive Officer (“CEO”) of the Company. During the nine months ended September 30, 2023, Lithium Harvest incurred management fees payable to the CEO totaling an aggregate of $202,050 (DKK 1,425,000). At September 30, 2023, $95,708 (DKK 675,000) was owing to the CEO for salaries, and $8,051 (DKK 56,779) for reimbursement of out of pocket expenses. At September 30, 2023, an aggregate of $22 (DKK 155) was owed to the CEO for accrued interest under a loan made by the CEO to the Company. The loan had a 3% interest rate that was due on or before May 1, 2023. The loan has been repaid. (See Note 10.) Lithium Harvest entered into an Employment Agreement with Mr. Mathiesen on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CEO may be eligible to receive an annual bonus of up to 150% of his current annual salary. This Employment Agreement was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

At September 30, 2023, a company controlled by the director and CEO was owed $70,571 (DKK 497,717) for management fees and out of pocket expenses, current and past due. An aggregate of $17,217 (DKK 118,300) was also owed to a company controlled by the director and CEO for a note payable and accrued interest. The loan had a 3% interest rate that is due on or before May 1, 2023. This loan was repaid. (See Note 10)

On February 14, 2023, Paw Juul became the Chief Technology Officer (“CTO”) of the Company. During the nine months ended September 30, 2023, Lithium Harvest incurred management fees from the CTO totaling an aggregate of $202,497 (DKK 1,428,150). At September 30, 2023, $95,261 (DKK 671,850) was owing to the CTO for salaries. Lithium Harvest entered into an Employment Agreement with Mr. Juul on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CTO may be eligible to receive an annual bonus up to 150% of the current annual salary. This Employment Agreement was filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023.

On April 28, 2023, a Company controlled by a director and CTO of the Company, Paw Juul, loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. As of September 30, 2023, the loan was repaid.

13. Stock Based Compensation

On May 10, 2023, the Company granted restricted stock unit (“RSU”) awards to certain key employees and directors under the Company’s 2023 Equity Incentive Plan (the “Incentive Plan”). The settlement of these RSU awards is subject to stockholder approval. The Company is authorized to grant options and other stock-based awards to executive officers, directors, employees and consultants enabling them to acquire up to 45,000,000 shares of common stock of the Company. The exercise price of each option equals the market price of the Company’s shares of common stock as calculated on the date of the grant. The maximum term and/or vesting period shall not be more than ten years from the grant date. The vesting period for all options is at the discretion of the board of directors of the Company and shall not be more than ten years from the grant date. The options are non-transferable.

Restricted stock and RSU awards are subject to vesting spread over time at the discretion of the Committee administering the Incentive Plan. Upon the vesting of RSUs and the Company’s determination that any necessary conditions precedent to the release of vested shares have been satisfied, such vested shares will then be made available to the participants. Except as otherwise provided in the Incentive Plan or award agreement, the participants with a restricted stock award shall have all the rights of a stockholder, including the right to vote the shares of restricted stock. The RSU awards granted on May 10, 2023 provide that the recipients do not have rights of a stockholder prior to vesting. The fair value of the Company’s common stock on the grant date was $0.072 per share. At September 30, 2023, the stock based compensation expense was $328,472. The table below sets forth the vesting schedule with respect to the RSUs granted on May 10, 2023.

			Vesting Schedule (Number of Shares)
Name	Title	Total RSUs	May 10, 2024	May 10, 2025	May 10, 2026
Sune Mathiesen	CEO, Director	6,111,111	2,037,037	2,037,037	2,037,037
Paw Juul	CTO, Director	5,625,000	1,875,000	1,875,000	1,875,000
Stefan Muehlbauer	CFO	1,736,111	578,704	578,704	578,703
Kristian Jensen	Director	1,458,333	486,111	486,111	486,111
			4,976,852	4,976,852	4,976,851

14. Commitments and Contingencies

As of September 30, 2023, the Company had commitments to issue shares subscribed for by investors in private placements that had not closed at $0.35 per share. As of September 30, 2023, investors had subscribed to purchase $469,350 of common stock, which represents 1,341,000 shares of common stock to be issued upon closing of the financing.

15. Income Taxes

The Company and its subsidiaries file separate income tax returns.

The Company files income tax returns in the United States of America and in the States of Florida and Indiana (Sustainable Projects Group Inc. and YER Brands Inc., respectively) and is subject to a U.S. federal corporate income tax rate of 21%. The Company generated a taxable loss for the nine months ended September 30, 2023 and 2022. Lithium Harvest ApS is subject to Denmark corporate income tax rate of 22%.

16. Legal Matters

The Company has no known legal issues pending.

17. Subsequent Events

Subsequent to September 30, 2023, the Company received $700,000 pursuant to a private placement at $0.35 per share of common stock.

On December 26, 2023, the Company issued 3,341,000 shares of common stock valued at $1,169,350 in a private placement at a price of $0.35 per share.

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

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 12, 2023, and in Part II, Item 1A. “Risk Factors” in any Quarterly Reports on Form 10-Q filed subsequently thereto, including any risks described in Part II, Item 1A. “Risk Factors” of this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We plan to establish our first lithium carbonate manufacturing facility in the first quarter of 2024, which we anticipate will be capable of manufacturing up to 1,000 metric tons of lithium carbonate equivalent (“LCE”), and we plan to begin manufacturing battery-grade lithium compounds at such facility in the first half of 2025. No assurance can be given that we will be able to establish such facility or begin manufacturing within this timeframe or at all.

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

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Operating and administrative expenses
General and administrative expenses	60,973	665	108,424	1,512
Depreciation	8,995	-	21,452	-
Amortized right of use assets	59,530	-	118,408	-
Advertising and promotion	21,389	-	29,546	-
Interest on lease	44,787	-	90,505	-
Office Maintenance & Utilities	39,939	-	76,055	-
Consulting fees	43,763	-	104,984	-
Management fees	205,613	(122)	599,089	4,262
Professional fees	45,162	2,700	184,092	2,700
Rent	5,998	-	57,799	-
Stock based compensation (Note 13)	164,236	-	328,472	-
Travel expenses	47,133	-	64,470	-
Wages and salaries	169,176	-	368,888	-
Vehicle expense	4,332	-	23,210	-

Total operating and administrative expenses	921,026	3,243	2,175,394	8,474

Operating loss before other items	(921,026)	(3,243)	(2,175,394)	(8,474)
Miscellaneous income	78,175	-	169,566	-
Interest expense	(883)	-	(631)	-
Net Loss	(843,734)	(3,243)	(2,006,459)	(8,474)
Translation gain (loss)	23,867	61	12,010	(480)

Net loss and comprehensive loss, attributed to shareholders	$(819,867)	$(3,182)	$(1,994,449)	$(8,954)

Basic and diluted loss per share	$(0.003)	$(0.064)	$(0.008)	$(0.179)
Weighted average number of common shares outstanding	289,764,270	50,000	242,157,245	50,000

Results of Operations

Quarter Ended September 30, 2023 Compared to the Quarter Ended September 30, 2022

Operating Expenses. The Company’s operating expenses during the three months ended September 30, 2023 were $921,026 as compared to $3,243 for the same time period of the prior fiscal year. The increase in operating expenses can be primarily attributed to the expansion of business activities following the reverse acquisition of Lithium Harvest. The most significant cost drivers are related to management fees, which increased from ($122) in the third quarter of 2022 to $205,613 during the third quarter of 2023 as the Company expanded its management team. Additionally, the increase in operating expenses was affected by a significant increase in wages and salaries, which increased to $169,176 for the three months ending September 30, 2023 as compared to $0 in the corresponding quarter for the year 2022. The third major driver of operating expenses was the cost of stock based compensation, which amounted to $164,236 for the three months ended September 30, 2023 as compared to $0 during the same three month period in the year 2022. As disclosed above, the stock based compensation in the form of RSUs requires stockholder approval prior to settlement.

Miscellaneous Income. During the three months ended September 30, 2023, the Company had miscellaneous income of $78,175, compared to $0 during the same prior fiscal year period. This increase in miscellaneous income was attributable to income from sub-leases of office space at our Denmark office.

Net Loss. During the three months ended September 30, 2023, the Company had a net loss of $843,734, compared to $3,243 in the same prior fiscal year period. The loss was generally attributable to increased expenses in ramping up our business activities following the reverse acquisition of Lithium Harvest. As disclosed above, the largest cost increases experienced during the three-month period ended September 30, 2023 were management fees, wages and salaries, and stock based compensation.

Translation Gain. During the three-month period ended September 30, 2023, the Company had a translation gain of $23,867 as compared to $61 during the same period during the year 2022. This translation gain stems from variability in the exchange rate between U.S. Dollars and Danish Krone.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Operating Expenses. The Company’s operating expenses during the nine months ended September 30, 2023 were $2,175,394, as compared to $8,474 for the same prior fiscal year period. The increase in operating expenses can be primarily attributed to management fees, wages and salaries as well as stock based compensation. For the nine-month period ended September 30, 2023, the Company recorded management fees of $599,089 as compared to $4,262 for the same period during the year 2022. This increase resulted from the expansion of our management team following the reverse acquisition of Lithium Harvest. Wages and salaries for the nine months ended September 30, 2023 amounted to $368,888 as compared to $0 for the same period for the year 2022. This significant increase is the result of the expansion of our workforce following the reverse acquisition of Lithium Harvest and resulting expansion of our business activities. Additionally, stock based compensation for the nine months ended September 30, 2023 was recorded at $328,472, as compared to $0 for the same period during the year 2022. As disclosed above, the stock based compensation in the form of RSUs requires stockholder approval prior to settlement.

Miscellaneous Income. During the nine months ended September 30, 2023, the Company had miscellaneous income of $169,566, compared to $0 during the same prior fiscal year period. This increase in miscellaneous income was primarily attributable to income from sub-leases of office space at our offices located in Denmark.

Net Loss. During the nine months ended September 30, 2023, the Company had a net loss of $2,006,459, compared to $8,474 in the same prior fiscal year period. The loss was generally attributable to increased expenses in ramping up our business activities following the reverse acquisition of Lithium Harvest. The largest components of the increase in expenses were management fees, wages and salaries, and stock based compensation.

Translation Gain (Loss). During the nine-month period ended September 30, 2023, the Company had a translation gain of $12,010, as compared to a translation loss of $480 during the same period during the year 2022. This translation gain (loss) stems from variability in the exchange rate between U.S. Dollars and Danish Krone.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $1,020,417 compared to a cash balance of $0 at December 31, 2022. The increase in cash balance was primarily due to private placements of common stock, as well miscellaneous income from sub-leases at our Denmark office. During the 12-month period following the date of this report, management anticipates that the Company will not generate sufficient revenues to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management may attempt to secure debt financing for future growth, but due to the absence of meaningful assets and limited operating history, debt financing may not be available to the Company. Management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock, as well as debt if available. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its various business ventures, additional development of its website and marketing program will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

As of September 30, 2023, we had total assets of $3,052,849, and a working capital deficit of $280,025, compared with total assets of $42,269 and a working capital deficit of $221,332 at September 30, 2022. The increase in the working capital deficit was primarily due to a significant increase in payroll payables as well as lease obligations.

Net Cash Used in Operating Activities

During the quarter ended September 30, 2023, net cash used in operating activities was $699,630 compared to $5,949 for the quarter ended September 30, 2022. The increase in cash used in operating activities was primarily related to the expansion of business activities following the reverse acquisition of Lithium Harvest. As disclosed above, the largest drivers of this increase in net cash used in operating activities were increased management fees, wages and salaries, and stock based compensation.

Net Cash Used in Investing Activities

During the quarter ended September 30, 2023, net cash used in investing activities was $161,734 compared to $0 for the quarter ended September 30, 2022. The increase in cash used in investing activities was primarily due to investments in office equipment and filtration equipment.

Net Cash Provided by Financing Activities

During the quarter ended September 30, 2023, net cash flows provided by financing activities was $1,858,124 as compared with financing activities of $0 for the quarter ended September 30, 2022. The net cash generated in financing activities was primarily due to common stock issued in private placements and subscriptions for in-process private placements, partially offset by the issuance of common stock in the Exchange Transaction.

Management anticipates incurring the following expenses during the next 12-month period:

●	Management anticipates spending approximately $250,000 in ongoing general and administrative expenses per month for the next 12 months, for a total anticipated expenditure of $3,000,000 over the next 12 months. The general and administrative expenses for the year are expected to consist primarily of employee and rental expenses, professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, development costs and general office expenses.

●	In addition to the general and administrative expenses described above, management anticipates spending approximately $200,000 per year in complying with our obligations as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These expenses are expected to consist primarily of professional fees relating to the preparation of the Company’s financial statements and completing and filing its annual report, quarterly reports, and current report filings with the SEC.

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $2,618,264 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $1,020,417 in cash and cash equivalents as of September 30, 2023. Cash used by operations was $699,630 for the nine months ended September 30, 2023. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

Future Financings

Management anticipates raising financing through debt financing, if available, or the sale of the Company’s common stock in order to continue to fund the Company’s business operations. Issuances of additional common stock will result in dilution to the Company’s existing stockholders. There is no assurance that the Company will achieve any additional sales of its common stock or arrange for debt or other financing to fund its planned activities.

Inflation

Management anticipates increased inflation in all areas of operations. High rates of inflation could impact the Company’s development costs for its first production plant expected to be operational in 2025. During the construction of our first production plant, we expect to rely on the delivery of certain components from third party vendors, such as filtration equipment, piping and other goods. We cannot rule out that inflation could affect the cost of these components during the construction process, leading to increased development costs. Additionally, the Company could suffer from negative effects from wage inflation. We anticipate increasing our number of employees for the construction and operation phase of our first lithium production plant. Wage inflation could lead to higher than anticipated employee expenses during this hiring process.

Critical Accounting

Estimates

The preparation of the consolidated interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

(3) We have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and

(4) We have ineffective controls over period end financial disclosure and reporting processes.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The above-mentioned material weaknesses (1), (2), (3) and (4) contributed to additional material weaknesses:

(5) We have ineffective controls over timely impairments of intangible assets; and

(6) We lack internal control over financial reporting in the controls over the accounting treatment of subsequent events.

Material weaknesses (1), (2), (3) and (4), which were originally identified by the Company’s Chief Financial Officer in connection with fiscal year 2021 financial results, were not remediated and therefore remained ineffective at September 30, 2023. Material weaknesses (5) and (6), which were identified by the Company’s Chief Financial Officer in connection with the re-audit of its financial statements as of December 31, 2022 and December 31, 2021, were not remediated and therefore remained ineffective at September 30, 2023.

The Company is committed to improving its financial organization. As part of this commitment and when funds are available, the Company intends to create a position to segregate duties consistent with control objectives and increase its personnel resources and technical accounting expertise within the accounting function by:

(i)	appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls over financial reporting;

(ii)	preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;

(iii)	preparing and implementing sufficient written policies and checklists that will set forth procedures for the treatment of impairment for intangible assets with respect to the requirements and application of GAAP; and

(iv)	preparing and implementing sufficient written policies and checklists that will set forth procedures for the treatment of subsequent events with respect to the requirements and application of GAAP and SEC disclosure requirements.

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

During the quarter ended September 30, 2023, the Company and its management worked to implement the following changes in the Company’s internal control over financial reporting:

●	The Company initiated planning for the creation of an audit committee; and
●	The Company appointed Stefan Muehlbauer as Secretary to assist the board in its control function.

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

Changes in Internal Control over Financial Reporting

There were no changes (other than as described above) in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II – Other Information

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our Company, nor is any such litigation threatened as of the date of this report.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on December 12, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of the Company. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Item 5. Other Information.

None.

Item 6. Exhibits

Index to and Description of Exhibits

Exhibit	Description	Filed or furnished with this Form 10-Q
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1/A Amendment #1 filed on December 17, 2010).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 filed on September 13, 2010).

3.3	Certificate of Amendment (incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on September 13, 2010).

3.4	Certificate of Amendment (incorporated by reference to Exhibit to 3.4 to Current Report on Form 8-K filed on December 19, 2016).

3.5	Certificate of Amendment (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed on October 26, 2017).

10.1	Form of Subscription Agreement of Sustainable Projects Group Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 26, 2023).

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.	X

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.	X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.	X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.	X

101	Financial statements from the quarterly report on Form 10-Q of SPGX for the period ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Interim Balance Sheets, (ii) the Consolidated Interim Statements of Operations and Comprehensive Loss; (iii) the Consolidated Interim Statements of Stockholders’ Deficit, and (iv) the Consolidated Interim Statements of Cash Flows.	X

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.	X

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