Form 10-K
period 2023-12-31
Sustainable Projects Group Inc.
filed 2024-04-04
CIK 1500305

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended December 31, 2023

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

☐ Yes ☒ No

As of June 30, 2023, the last day of the registrant’s second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.0001 par value, held by non-affiliates, computed by reference to the price at which the common stock was last sold prior to June 30, 2023 was approximately $213,264. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 3, 2024
Common stock - $0.0001 par value	296,037,813

Documents incorporated by reference

None

Forward Looking Statements

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, many of which are beyond our control. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in this report. Important factors that may cause actual results to differ from projections include, but are not limited to:

●	changes in economic and business conditions;

●	estimates of and volatility in lithium prices or demand for lithium;

●	our limited operating history in the lithium industry;

●	availability of raw materials;

●	increases in the cost of raw materials and energy;

●	the pace of adoption and cost of developing electric transportation and storage technologies dependent upon lithium batteries;

●	changes in our market in general;

●	the occurrence of regulatory actions, proceedings, claims or litigation;

●	changes in laws and government regulations impacting our operations;

●	the effects of climate change, including any regulatory changes to which we might be subject;

●	hazards associated with chemicals manufacturing;

●	changes in accounting standards;

●	our ability to access capital and the financial markets;

●	volatility and uncertainties in the debt and equity markets;

●	the development of an active trading market for our common stock;

●	the occurrence of cyber-security breaches, terrorist attacks, industrial accidents or natural disasters;

●	technology or intellectual property infringement, including through cyber-security breaches, and other innovation risks;

●	recruiting, training and developing employees;

●	our failure to successfully execute our growth strategy, including any delays in our future growth;

●	our ability to begin construction of our manufacturing facilities as planned;

●	our ability to enter into supply and other vendor agreements necessary to sustain our operations;

●	decisions we may make in the future; and

●	other specific risks that may be referred to in this report.

Sustainable Projects Group Inc.	Form 10-K	Page 2

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in any Quarterly Reports on Form 10-Q filed subsequently hereto. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We plan to start construction of our first two lithium carbonate manufacturing facilities in North Dakota and Ohio in the first half 2024, which we anticipate will be capable of manufacturing up to a total of 2,000 metric tons of lithium carbonate equivalent (“LCE”), and we plan to begin manufacturing battery-grade lithium compounds at such facilities in the second half of 2025. No assurance can be given that we will be able to establish such facilities or begin manufacturing within this timeframe or at all.

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

Prior to the Exchange Transaction, SPGX was a business development company engaged in project development and holdings through value-based investments and collaborative partnerships, including a joint venture relationship with Hero Wellness Systems Inc. (“Hero Wellness”) and a purchase agreement with the inventors of the Soy-yer Dough product line. During September 2022, SPGX decided to exit the joint venture with Hero Wellness, and following the Exchange Transaction, SPGX has not made final plans on the Soy-yer Dough project. We impaired our intangible assets associated with this project as of December 31, 2021, as disclosed in our Annual Report on Form 10-K/A filed December 12, 2023.

Sustainable Projects Group Inc.	Form 10-K	Page 3

Overview

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

Our Growth Strategy

To fully capitalize on the growing demand for lithium compounds, our growth strategy will involve continued investment in manufacturing facilities, research and development, and our people. Essential features of our growth strategy include:

●

Build and expand manufacturing capacities. We plan to start construction of our first two lithium carbonate manufacturing facilities in North Dakota and Ohio in the first half of 2024, which we anticipate will be capable of manufacturing up to a total of 2,000 metric tons of LCE, and we plan to begin manufacturing battery-grade lithium compounds at such facilities in the second half of 2025. We plan to continue to invest in manufacturing capacity and aim to have a total manufacturing capacity of approximately 6,000 metric tons of LCE by the end of 2026.

●	Enter new geographic areas and expand North American operations. We believe that U.S. and international governments will increasingly support the local and sustainable production of critical minerals, including lithium compounds, for the green energy transition. Our first lithium carbonate manufacturing facilities are planned to be established in North Dakota and Ohio, and we intend to continue to expand our operations in North America in the near term, and eventually expand to Europe.

●	Continued investment in research and development and the expansion of our product portfolio. We believe that the continued evolution of battery technologies will require new forms of lithium to be produced. To ensure that we are well-positioned to develop new products to keep pace with the evolving battery technology industry, we plan to continue to focus and invest in research and development. Further, we plan to utilize our proprietary technology to expand our product portfolio to also include nickel, magnesium and vanadium.

●	Focus on sustainability. We believe that lithium will continue to be an important component of the green energy transition. Likewise, we believe that there will be a continued and increased focus on responsible lithium production and the Environmental, Social and Governance issues and concerns related to the production of lithium. Operating in a socially conscious, ethical, safe and sustainable manner is reflected in our core values. Further, we believe that our DLE technology has the lowest environmental footprint of any lithium extraction technology in the industry. We believe that our sustainable extraction technology and our local manufacturing will differentiate us from our competitors and help us build important strategic relationships with customers and other stakeholders.

●	Invest in our people. Our business depends on highly specialized research scientists, engineers, a technical sales force and experienced management. We are committed to investing in our people through training and development. We aim to attract and retain talent by cultivating an inclusive and positive working environment that creates and supports diversity and provides equal opportunity and fairness in our management systems.

Sustainable Projects Group Inc.	Form 10-K	Page 4

Competitive Strengths

We believe the following strengths underpin our ability to grow our business and profitability:

●	Direct Lithium Extraction. Our DLE technology enables us to extract and manufacture lithium compounds from oilfield wastewater in a few hours. Competing technologies typically extract and manufacture lithium compounds from brine and hard rock through a process that takes up to two to three years. Our DLE technology also allows us to adjust production according to customer needs, which we believe puts us in a favorable position to meet growing demand.

●	Stable and readily available lithium feedstock. We use our DLE technology to produce high performance lithium compounds from oilfield wastewater (also referred to as “produced water”). The global oil and gas industry produces more than 250 million barrels of produced water per day, which will provide a stable supply of lithium feedstock. Further, our DLE technology does not require us to acquire land and obtain drilling permits, which we believe will allow us to establish new lithium operations and ramp production quicker than our competitors.

●	Low capital expenditure. Because our DLE technology does not require us to acquire land and obtain drilling permits, we believe that we can establish lithium operations at a lower cost than our competitors.

●	Low operating expenses. We believe that our operating expenses will be competitive with any other technology used in the industry. Our manufacturing facilities will use a high degree of automation, which we expect to lower our operating expenses. Our lithium compounds are produced from a waste product and will be extracted, refined and packaged in the same facility, which we believe will lower our costs for transportation.

●	Local manufacturing. We plan to produce our products as close to our customers as possible. We believe that governments will be increasingly focused on the local supply of critical minerals, and recent regulatory developments in our geographical focus areas strongly incentivize battery and vehicle manufacturers to source locally produced lithium products.

●	Sustainable production. We plan to produce our lithium compounds from oilfield wastewater, and we intend to clean and reuse about 90% of all water used in our production. We believe that we will have the lowest environmental footprint in the industry, and we believe that customers and end-users will be increasingly focused on sustainable manufacturing of battery materials. We believe that our low environmental footprint will position us favorably against competitors using more traditional lithium extraction technologies.

Our Market

The market for battery grade lithium compounds is global, and we plan to sell our products worldwide. Based on estimates by Benchmark Minerals, lithium demand is forecasted to rise from 350,000 tons in 2020 to more than 3 million tons in 2030 and over 7 million tons in 2040, with a positive long-term price trend estimate of $15,000 per ton for battery-grade Lithium Carbonate and Lithium Hydroxide from 2025 to 2040. We believe that the continued electrification of transportation and transition to renewable energy sources will support continued significant growth in demand for lithium compounds over the next decade.

Raw Materials

Lithium

We plan to produce our lithium products from oilfield wastewater. The annual global production of produced water is more than 250 million barrels per day. The U.S. production of produced water is more than 50 million barrels per day. Not all produced water is suitable for lithium production, but we estimate that the current U.S. production of produced water is sufficient to produce more than 500,000 metric tons of LCE annually.

We plan to enter into long-term supply agreements with a leading midstream oil and gas company for the supply of lithium rich produced water for processing at our first two planned manufacturing facilities in North Dakota and Ohio. Further, we plan to enter into long-term lease agreements for the land on which these two facilities are planned to be constructed.

Water

All fresh water used in our production will be reused water from the production of oil and natural gas. We do not require any additional fresh water supplies.

Energy

Our production relies on a steady source of energy. We expect to use solar energy to the extent possible, but we will require an external supply of energy for our equipment.

Sustainable Projects Group Inc.	Form 10-K	Page 5

Other raw materials

We use a range of raw materials and chemical intermediates in our production processes. We generally expect to satisfy our requirements through spot purchases but likely will rely on medium-to-long-term agreements for the supply of certain raw materials.

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

Intellectual Property

Our success depends in part upon our ability to protect and use our DLE technology and the intellectual property rights related to our DLE technology. On December 15, 2022, we received an “Intention to Grant” notification from the Danish Patent and Trademark Office. The Danish patent was granted during the first quarter of 2023 and will expire in 2032. Further, we have a pending application for a U.S./International patent.

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

Manufacturing

We intend to manufacture the lithium compounds we extract at our own facilities. We intend to construct our first two lithium carbonate manufacturing facilities in the first half of 2024, which we anticipate will be capable of manufacturing up to 500 and 1,000 metric tons of LCE.

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

Sustainable Projects Group Inc.	Form 10-K	Page 6

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

To the extent we manufacture or import products into the European Union (“EU”) or downstream users of our products are located in the EU, we may be subject to the European Community Regulation on the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). REACH imposes obligations on EU manufacturers and importers of chemicals and other products into the EU to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Currently, certain lithium products are undergoing a risk assessment review under REACH, which may eventually result in restrictions in the handling or use of lithium carbonate and other lithium products that we produce, which may increase our production costs. In addition, REACH regulations impose significant additional responsibilities and costs on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. REACH, if applicable to the sale or manufacture of our products, may lead to increases in the costs of raw materials we may purchase and the products we may sell in the EU, which could increase the costs of our products and result in a decrease in their overall demand.

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

Human Capital Management

We had 14 full-time employees as of March 1, 2024. None of our employees are represented by a labor organization or are a party to a collective bargaining arrangement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and other reports required by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Reports, proxy and information statements and other information regarding issuers that file electronically with the SEC are available to the public free of charge on the SEC’s website at www.sec.gov.

Sustainable Projects Group Inc.	Form 10-K	Page 7

Item 1A. Risk Factors.

Risks Related to Our Business

Demand and market prices for lithium will greatly affect the value of our investment in our lithium projects and our ability to develop them successfully.

The prices of commodities vary on a daily basis. Price volatility could have dramatic effects on the results of operations and our ability to execute our business plan. The year 2023 saw a significant decrease in lithium prices from recent highs of around $80,000 per ton to levels of around $13,500 per ton as of the date of this report. There are no guarantees that the price of lithium materials will rebound from current price levels. The price of lithium materials may also be reduced by the discovery of new lithium deposits and production methods, which could not only increase the overall supply of lithium (causing downward pressure on its price), but could draw new firms into the lithium industry that could compete with us. Even if commercial quantities of lithium are produced by us, there is no guarantee that a profitable market will exist for the sale of the lithium. The development of our projects will be significantly affected by changes in the market price of lithium-based end products, such as lithium carbonate and lithium hydroxide. Factors beyond our control may affect the marketability of any lithium produced. The prices of various metals have experienced significant movement over short periods of time and are affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The supply of and demand for lithium is affected by various factors, including, among others, political events, economic conditions and production costs in major producing regions. Furthermore, the price of lithium products is significantly affected by their purity and performance, and by the specifications of end-user battery manufacturers. If the products produced from our projects do not meet battery-grade quality and/or do not meet customer specifications, pricing will be reduced from that expected for battery-grade product. In turn, the availability of customers may also decrease. We may not be able to effectively mitigate against pricing risks for our products. Depressed pricing for our products will affect the level of revenues expected to be generated by us, which in turn could affect our value, share price and the potential value of our properties. There can be no assurance that the price of lithium will be such that it can be produced at a profit.

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

Sustainable Projects Group Inc.	Form 10-K	Page 9

Our business could be adversely affected by environmental, health and safety laws and regulations.

The nature of our business exposes us to risks of liability under environmental laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. In the jurisdictions in which we operate, or plan to operate, we are or will be subject to numerous U.S. and non-U.S. national, federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities, including, for example, current and prior property owners or operators, as well as entities that arranged for the disposal of the hazardous substances. Such liabilities may be material and can be difficult to identify or quantify.

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

We rely on the ability to protect our intellectual property rights and depend on patent, trademark and trade secret legislation to protect our proprietary know-how. There can be no assurance that we have adequately protected or will be able to adequately protect our valuable intellectual property rights, or will at all times have access to all intellectual property rights that are required to conduct our business or pursue our strategies, or that we will be able to adequately protect ourselves against any intellectual property infringement claims. There is also a risk that our competitors could independently develop similar technology, processes or know-how; that our trade secrets could be revealed to third parties; that any current or future patents, pending or granted, will not be broad enough to protect our intellectual property rights; or that foreign intellectual property laws will adequately protect such rights. The inability to protect our intellectual property could have a material adverse effect on our business, results of operations and financial condition.

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

Sustainable Projects Group Inc.	Form 10-K	Page 10

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

In order for us to fund ongoing operations, we will need to raise additional capital, which additional capital may not be available on reasonable terms or at all. Moreover, we will need to raise additional funds to accomplish the following:

●	construction of our first two lithium carbonate manufacturing facilities;

●	pursuing growth opportunities, including sale of lithium carbonate;

●	making capital improvements to improve our infrastructure;

●	hiring and retaining qualified management and key employees;

●	responding to competitive pressures;

●	complying with regulatory requirements such as licensing and registration; and

●	maintaining compliance with applicable laws, regulations and auditing and filing requirements.

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

Because we have limited operations and have sustained operating losses resulting in a deficit, substantial doubt exists regarding our ability to remain as a going concern. Accordingly, the report of Centurion ZD CPA & Co., our new independent registered public accounting firm, with respect to our financial statements as of and for the year ended December 31, 2023, includes an explanatory paragraph as to our potential inability to continue as a going concern. The doubts regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all.

Sustainable Projects Group Inc.	Form 10-K	Page 11

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

Due to material weaknesses in our internal control over financial reporting related to impairment of intangible assets associated with YER Brands Inc. and treatment of the reverse acquisition of Lithium Harvest on February 14, 2023 within the reporting of subsequent events, we had to restate our previously issued consolidated financial statements for several prior periods, which has resulted in unanticipated costs and may adversely affect investor confidence, our stock price, our ability to raise capital in the future and our reputation, and may result in stockholder litigation and regulatory actions.

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

Sustainable Projects Group Inc.	Form 10-K	Page 12

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and
●	the fact that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Sustainable Projects Group Inc.	Form 10-K	Page 13

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

We are required to provide a quarterly management certification and an annual management assessment of the effectiveness of our internal control over financial reporting. As of December 31, 2023, we disclosed the following material weaknesses that have not yet been remediated: (1) we currently lack a functioning audit committee and lack a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) we currently have inadequate segregation of duties consistent with control objectives; (3) we have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of generally accepted accounting principles in the United States (“US GAAP”) and SEC disclosure requirements; (4) we have ineffective controls over period end financial disclosure and reporting processes; (5) we have ineffective controls over timely impairments of intangible assets; and (6) we lack internal control over financial reporting in the controls over the accounting treatment of subsequent events.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. Rule 144 permits, under certain circumstances, the sale of securities, without any limitation, by our stockholders that are non-affiliates that have satisfied a six-month holding period. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our common stock.

Our directors, executive officers and controlling persons as a group have significant voting power and may take actions that may not be in the best interest of stockholders.

Our directors, executive officers and controlling persons as a group beneficially own approximately 89.9% of our common stock. They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company with controlling affiliated stockholders.

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

Sustainable Projects Group Inc.	Form 10-K	Page 15

Global economic and geopolitical events, such as the war in Ukraine and sanctions imposed on Russia, the war in Gaza and higher energy costs coupled with supply concerns, have been disruptive to the world economy, with increased volatility in commodity markets, international trade and financial markets and oil and gasoline prices, all of which have a trickle-down effect on supply chains, equipment and construction. There is substantial uncertainty about the extent to which each of these events will continue to impact economic and financial affairs, as the numerous issues arising from each event are in flux and there is the potential for escalation of conflict within Europe, the Middle East and globally. There is a risk of substantial market and financial turmoil arising from further conflict, which could have a material adverse effect on the economics of our projects and our ability to operate our business and advance project development. There is also a risk of recession in the United States and elsewhere, which may cause decreases in asset values and may result in impairment losses, which could adversely impact our operations.

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

The occurrence of natural disasters, such as hurricanes, floods or earthquakes, pandemics, or other unanticipated catastrophes at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. A global or regional pandemic or similar outbreak in a region of ours, our customers or our suppliers could disrupt business. If similar or other weather events, natural disasters or other catastrophic events occur in the future, they could negatively affect the results of operations at our sites in the affected regions as well as have adverse impacts on the global economy.

Sustainable Projects Group Inc.	Form 10-K	Page 16

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

Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions and the SEC’s recently announced rule to require public companies to make additional climate change related disclosures. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or legislation that could impact our operations. In addition, we may in the future have operations in the EU, which has agreed to implement measures to achieve objectives under the 2015 Paris Climate Agreement, an international agreement linked to the United Nations Framework Convention on Climate Change, which set targets for reducing greenhouse gas emissions.

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

Sustainable Projects Group Inc.	Form 10-K	Page 17

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our Company prioritizes the security of our digital and physical operations. We have engaged with reliable software providers, implementing robust security measures, including two-factor authentication and the use of authenticators, among other tools, to enhance the security of our information systems and data integrity. These measures are part of our ongoing efforts to mitigate the risk of unauthorized access and ensure the confidentiality, availability, and integrity of our critical information assets. We acknowledge the necessity of a formal cybersecurity risk management process to comprehensively address the evolving landscape of cyber threats. To this end, we are in the early stages of developing a structured cybersecurity framework that will guide our risk assessment, threat identification, and mitigation strategies. This framework will be designed to align with best practices in cybersecurity risk management and will be adapted as necessary to meet our specific operational needs and risk profile.

Management plays a crucial role in our cybersecurity posture. Our management team  is actively engaged in identifying potential risk factors and threat vectors that could impact our operations. This involves continuous monitoring of our cybersecurity landscape and making informed decisions to address identified risks promptly. The company’s board of directors has oversight of the Company’s cybersecurity efforts and receives regular reports on the subject. We are aware of the potential risks associated with cybersecurity, including the risk of financial loss due to ransomware or phishing attacks, disruption in operations, and the theft of intellectual property. As our production plants are completed and become operational, we recognize the importance of enhancing our cybersecurity measures to protect against these and other threats. We are committed to developing and implementing a comprehensive cybersecurity strategy that includes not only technical defenses but also organizational policies and employee training to safeguard against a wide range of cyber threats.

In the absence of a formal cybersecurity committee, we plan to establish governance structures that will ensure oversight and strategic direction for our cybersecurity efforts. This will include regular reviews of our cybersecurity posture and adjustments to our strategy as the cyber threat landscape evolves. While no cybersecurity incidents have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, we remain vigilant and proactive in enhancing our cybersecurity defenses. Our approach is one of continuous improvement, and we are committed to implementing best practices in cybersecurity risk management to protect our stakeholders and ensure the resilience of our operations against cyber threats. We describe how cybersecurity threats are likely to materially affect our Company, including our business strategy, results of operations, and financial condition, in the section titled “Risk Factors” in this Annual Report on Form 10-K.

Item 2. Properties.

Our corporate headquarters are located at Tankedraget 7, 9000 Aalborg, Denmark. We have a long-term lease contract, see Note 3 for details on this property.

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

Sustainable Projects Group Inc.	Form 10-K	Page 18

On April 3, 2024, the closing price of our common stock, as reported by the OTC Pink marketplace, was $0.0457 per share.

	High	Low
2023:
Fourth quarter ended December 31, 2023	$0.103	$0.0335
Third quarter ended September 30, 2023	0.315	0.025
Second quarter ended June 30, 2023	0.30	0.071
First quarter ended March 31, 2023	0.50	0.025

2022:
Fourth quarter ended December 31, 2022	$0.032	$0.025
Third quarter ended September 30, 2022	0.10	0.017
Second quarter ended June 30, 2022	0.13	0.017
First quarter ended March 31, 2022	0.12	0.062

Record and Beneficial Holders

As of April 3, 2024, there were approximately 118 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock and we do not intend to pay any dividends on our common stock in the foreseeable future.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition and results of operations and is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and financial position. This discussion should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022 and the accompanying notes appearing elsewhere in this Annual Report on Form 10-K.

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

Prior to the Exchange Transaction, we were a business development company engaged in project development and holdings through value-based investments and collaborative partnerships, including a joint venture relationship with Hero Wellness and a purchase agreement with the inventors of the Soy-yer Dough product line. During September 2022, we decided to exit the joint venture with Hero Wellness, and following the Exchange Transaction, SPGX has not made final plans on the Soy-yer Dough project. We impaired our intangible assets associated with this project as of December 31, 2021 as disclosed in our Annual Report on Form 10-K/A filed December 12, 2023.

We plan to start construction of our first two lithium carbonate manufacturing facilities in North Dakota and Ohio in the first half of 2024, which we anticipate will be capable of manufacturing up to a total of 2,000 metric tons of LCE, and we plan to begin manufacturing battery-grade lithium compounds at such facilities in the second half of 2025. We plan to continue to invest in manufacturing capacity and aim to have a total manufacturing capacity of approximately 6,000 metric tons of LCE by the end of 2026.

Sustainable Projects Group Inc.	Form 10-K	Page 19

In order to meet our targets, management will focus on the achievement of several critical missions over the next year:

Site Selection. Our proprietary technology operates on a vastly smaller footprint compared to traditional lithium production. While conventional production facilities require up to 65 acres for solar evaporation brine extraction and 115 acres for hard rock mining per 1,000 metric tons of LCE production, our production facilities require only 1.4 acres and can be located in remote areas or co-located with existing oil mining operation sites. We plan to enter into long-term lease agreements for the land on which our first two facilities in North Dakota and Ohio are planned to be constructed.

Lithium feedstock. We are dependent on a continued supply of produced water. Currently, the disposal of produced water is a costly undertaking for oil well operators and carries a large environmental footprint. We believe our proprietary technology offers significant cost savings for oil well operators as water is cleaned and used for re-injection or other purposes.

The current U.S. production of produced water is more than 50 million barrels per day. Not all produced water is suitable for lithium production, but we estimate that the current U.S. production of produced water is sufficient to produce more than 500,000 metric tons of LCE annually. We plan to enter into long-term supply agreements with a leading midstream oil and gas company for the supply of lithium rich produced water for processing at our first two planned manufacturing facilities in North Dakota and Ohio.

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

Hiring of Key Personnel. While our production process is largely automated, we will require significant additions to our personnel to achieve production start targets. Key areas of expansion are anticipated to include management, research and development, sales, project management and administration. We currently have 14 full-time employees and are in the process of hiring additional key personnel.

Sustainable Projects Group Inc.	Form 10-K	Page 20

Results of Operation

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Operating and administrative expenses
Advertising and promotion	$33,391	$-
Amortized right of use assets	178,022	-
Consulting fees	104,988	-
Depreciation	33,659	-
General and administrative expenses	57,393	2,192
Interest on lease	134,324	-
Management fees	775,165	108,190
Office maintenance and utilities	128,651	-
Professional fees	329,116	102,777
Rent	58,823	-
Stock based compensation (Note 13)	492,708	-
Travel expenses	108,087	9,785
Vehicle expense	46,500	-
Wages and salaries	516,926	-

Total operating and administrative expenses	2,997,753	222,944

Operating loss before other items	(2,997,753)	(222,944)
Miscellaneous income	251,089	-
Interest expense	(1,288)	-
Net Loss	(2,747,952)	(222,944)
Translation loss	(44,375)	(4,585)

Net loss and comprehensive loss, attributed to shareholders	$(2,792,327)	$(227,529)

Basic and diluted loss per share	$(0.011)	$(4.551)
Weighted average number of common shares outstanding	254,941,752	50,000

During the year ended December 31, 2023, we had revenues of $0 compared to $0 during the year 2022. This is attributable to the fact that the Company is still in the process of developing its first lithium extraction plant.

Sustainable Projects Group Inc.	Form 10-K	Page 21

Operating Expenses. The Company’s operating expenses for the year ended December 31, 2023 were $2,997,753 as compared to $222,944 for the prior fiscal year. The increase in operating expenses can be primarily attributed to the expansion of business activities following the reverse acquisition of Lithium Harvest. The most significant cost drivers are related to management fees, which increased from 108,190 in the year ended December 31, 2022 to $775,165 during the year ended December 31, 2023 as the Company expanded its management team.

Additionally, the increase in operating expenses was affected by a significant increase in wages and salaries, which increased to $516,926 for the year ended December 31, 2023 as compared to $0 in the year ended December 31, 2022.

The third major driver of operating expenses was the cost of stock based compensation, which amounted to $492,708 for the year ended December 31, 2023 as compared to $0 during the year ended December 31, 2022. The stock based compensation was in the form of restricted stock units (“RSUs”), and settlement is subject to stockholder approval.

Additionally, the increase in operating expenses can be attributed to the expansion of our headquarters located in Denmark. Rights of use amortization related to the long term rent agreement on our office space for the year ended December 31, 2023 amounted to $178,022 as compared to $0 for the year ended December 31, 2022.

Miscellaneous Income. During the year ended December 31, 2023, the Company had miscellaneous income of $251,089, compared to $0 during the year ended December 31, 2022. This increase in miscellaneous income was attributable to income from sub-leases of office space at our Denmark office.

Net Loss. During the year ended December 31, 2023, the Company had a net loss of $2,747,952, compared to $222,944 during the year ended December 31, 2022. The loss was generally attributable to increased expenses in ramping up our business activities following the reverse acquisition of Lithium Harvest. As disclosed above, the largest cost increases experienced during the year ended December 31, 2023 were management fees, wages and salaries, and stock based compensation.

Translation Loss. During the year ended December 31, 2023, the Company had a translation loss of $44,375 as compared to $4,585 during the year ended December 31, 2022. This translation loss stems from variability in the exchange rate between U.S. Dollars and Danish Krone.

Sustainable Projects Group Inc.	Form 10-K	Page 22

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $847,724 compared to a cash balance of $0 at December 31, 2022. The increase in cash balance was primarily due to private placements of common stock, as well as miscellaneous income from sub-leases at our Denmark office. During the 12-month period following the date of this report, management anticipates that the Company will not generate sufficient revenues to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management may attempt to secure debt financing for future growth, but due to the absence of meaningful assets and limited operating history, debt financing may not be available to the Company. Management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock, as well as debt if available. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products or facilities and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its business, additional development of its lithium extraction facilities will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

As of December 31, 2023, we had total assets of $3,069,604, and a working capital deficit of $205,103, compared with total assets of $42,269 and a working capital deficit of $221,332 at December 31, 2022. The decrease in the working capital deficit was primarily due to a significant increase in cash to $847,724 and prepaid expenses and deposits of $398,067 for the year ended December 31, 2023. This compares to cash of $0 and prepaid expenses and deposits of $10,089 for the year ended December 31, 2022. Additionally, amounts due to related parties was $502,397 for the year ended December 31, 2023 as compared to $146,402 for the year ended December 31, 2022. We also saw an increase in accounts payable, which increased to $449,952 for the year ended December 31, 2023 as compared to $117,199 for the year ended December 31, 2022.

Net Cash Used in Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $1,331,262 compared to $2,373 for the year ended December 31, 2022. The increase in cash used in operating activities was primarily due to the expansion of our operating activities. The largest components of this increase in cash used in operating activities were from stock based compensation and amounts due to related parties for accrued salaries.

Additionally, we saw an increase in accounts payable related to expenses incurred in the expansion of our business, particularly in rental expenses and consulting fees. Furthermore, we saw an increase in amortization of right of use assets relating to our long-term lease for our Danish offices.

Net Cash Used in Investing Activities

During the year ended December 31, 2023, net cash used in investing activities was $178,596 compared to $0 for the year ended December 31, 2022. This increase in net cash used can largely be attributed to investments in office furniture and equipment. Additional factors were investments in filtration equipment and intangible assets related to our patent application.

Net Cash Provided by Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $2,386,574 as compared with financing activities of $0 for the year ended December 31, 2022. The net cash generated in financing activities was due to private placements of common stock.

Sustainable Projects Group Inc.	Form 10-K	Page 23

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

A critical accounting estimate is defined as a financial statement item where significant judgment is required in the selection of accounting policies and the determination of estimates. The accounting estimates that require more significant judgment are included below:

1.	Revenue recognition: We use judgment in determining the timing of revenue recognition and the amount of revenue to be recognized. This judgment is based on the timing of delivery, customer acceptance and other factors. Our revenue recognition policies are subject to periodic review and changes, and any changes could have a material impact on our financial statements.

2.	Allowance for doubtful accounts: We estimate the allowance for doubtful accounts based on historical data, current economic conditions and other factors. The actual amount of uncollectible accounts may differ from our estimates, and any significant changes could impact our financial statements.

3.	Inventory valuation: We estimate the value of inventory based on historical cost, estimated future demand and other factors. We regularly review our inventory and may write down the value if it is deemed to be obsolete or overvalued. Any significant changes to our inventory valuation could impact our financial statements.

4.	Depreciation and amortization: We estimate the useful lives of our property, plant and equipment and intangible assets, and the residual values used in our depreciation and amortization calculations. Our estimates are subject to change based on economic conditions, technological advancements and other factors, and any changes could have a material impact on our financial statements.

5.	Impairment of long-lived assets: We periodically review our long-lived assets for impairment and estimate the fair value of those assets. Our estimates are based on a variety of factors, including market conditions and future plans for the assets. If the estimated fair value of the assets is lower than the carrying value, we recognize an impairment charge. Any changes to our estimates could result in impairment charges and have a material impact on our financial statements.

6.	Exchange rates and translational risks: We are exposed to exchange rate fluctuations and translational risks, particularly with respect to the Danish Krone. We estimate the impact of these fluctuations on our financial statements and make adjustments as necessary. The fluctuations in exchange rates could have a significant impact on the value of our assets and liabilities denominated in foreign currencies, and on our results of operations when translating these amounts into our functional currency. Any material changes in exchange rates could have a significant impact on our financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page 24

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $3,600,189 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $847,724 in cash as of December 31, 2023. Cash used by operations was $1,331,262 for the year ended December 31, 2023. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Sustainable Projects Group Inc.	Form 10-K	Page 25

Item 8. Financial Statements and Supplementary Data

SUSTAINABLE PROJECTS GROUP INC.

For the YEARS ENDED DECEMBER 31, 2023 AND 2022

Sustainable Projects Group Inc.	Form 10-K	Page F-1

Report of Independent Public Accountant

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)

Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sustainable Projects Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sustainable Projects Group Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows, for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Hong Kong, China

April 4, 2024

PCAOB ID: 2769

Sustainable Projects Group Inc.	Form 10-K	Page F-2

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash	$847,724	$-
Other receivables – Note 4	-	32,180
Prepaid expenses and deposits	398,067	10,089
	1,245,791	42,269

Right Of Use Assets – Note 9	1,688,003	-
Equipment – Note 5	102,907	-
Intangible assets – Note 7	32,903	-

TOTAL ASSETS	$3,069,604	$42,269

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 8	$449,952	$117,199
Amounts due to related parties – Note 12	502,397	146,402
Payroll liabilities	149,148	-
Other payables – Note 4	19,334	-
Notes and interest payable – Note 10	69,605	-
Deposits received	76,545	-
Lease liability, current portion – Note 9	183,913	-
TOTAL CURRENT LIABILITIES	1,450,894	263,601

NON-CURRENT LIABILITIES
Lease liability obligation – long term – Note 9	1,559,818	-
TOTAL NON-CURRENT LIABILITIES	1,559,818	-

TOTAL LIABILITIES	3,010,712	263,601

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 296,037,813 (Dec 31, 2022 – Capital Shares 50,000)	29,604	7,940
Additional Paid in Capital	3,438,273	-
Accumulated Deficit	(3,359,757)	(224,419)
Other Accumulated Comprehensive Loss	(49,228)	(4,853)
TOTAL STOCKHOLDERS’ DEFICIT	58,892	(221,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,069,604	$42,269

See accompanying notes to consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page F-3

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the	For the
	Year Ended	Year Ended
	December 31	December 31
	2023	2022

Operating and administrative expenses
Advertising and promotion	$33,391	$-
Amortized right of use assets	178,022	-
Consulting fees	104,988	-
Depreciation	33,659	-
General and administrative expenses	57,393	2,192
Interest on lease	134,324	-
Management fees	775,165	108,190
Office maintenance and utilities	128,651	-
Professional fees	329,116	102,777
Rent	58,823	-
Stock based compensation (Note 13)	492,708	-
Travel expenses	108,087	9,785
Vehicle expense	46,500	-
Wages and salaries	516,926	-

Total operating and administrative expenses	2,997,753	222,944

Operating loss before other items	(2,997,753)	(222,944)
Miscellaneous income	251,089	-
Interest expense	(1,288)	-
Net Loss	(2,747,952)	(222,944)
Translation loss	(44,375)	(4,585)

Net loss and comprehensive loss, attributed to shareholders	$(2,792,327)	$(227,529)

Basic and diluted loss per share	$(0.011)	$(4.551)
Weighted average number of common shares outstanding	254,941,752	50,000

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page F-4

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

	Common	Par Value at $0.0001	Share	Additional Paid-in	Shares	Accumulated	Accumulated Other Comprehensive
For December 31, 2023	Shares	Amount	Capital	Capital	Subscribed	Deficit	Loss	Total
Balance, December 31, 2022	50,000	$-	$7,940	$-	$-	$(224,419)	$(4,853)	$(221,332)
Common stock issued in reverse merger*	287,140,813	28,719	(7,940)	-	-	(387,386)	-	(366,607)
Net loss and comprehensive loss	-	-	-	-	-	(392,032)	(4,898)	(396,930)

Balance, March 31, 2023	287,190,813	$28,719	$-	$-	$-	$(1,003,837)	$(9,751)	$(984,869)
Shares subscribed at $0.25 per share	-	-	-	-	877,100	-	-	877,100
Shares subscribed at $0.35 per share	-	-	-	-	375,000	-	-	375,000
Stock based payments	-	-	-	164,236	-	(164,236)	-	-
Net loss and comprehensive loss	-	-	-	-	-	(606,457)	(6,959)	(613,416)

Balance, June 30, 2023	287,190,813	$28,719	$-	$164,236	$1,252,100	$(1,774,530)	$(16,710)	$(346,185)
Shares subscribed at $0.35 per share	-	-	-	-	994,350	-	-	994,350
Shares issued at $0.25 per share	1,500,000	150	-	374,850	(375,000)	-	-	-
Shares issued at $0.35 per share	4,006,000	401	-	1,401,699	(1,402,100)	-	-	-
Stock based payments	-	-	-	164,236	-	(164,236)	-	-
Net loss and comprehensive loss	-	-	-	-	-	(679,498)	23,867	(655,631)

Balance, September 30, 2023	292,696,813	$29,270	$-	$2,105,021	$469,350	$(2,618,264)	$7,157	$(7,466)
Shares subscribed at $0.35 per share	-	-	-	-	700,000	-	-	700,000
Shares issued at $0.35 per share	3,341,000	334	-	1,169,016	(1,169,350)	-	-	-
Stock based payments	-	-	-	164,236	-	(164,236)	-	-
Net loss and comprehensive loss	-	-	-	-	-	(577,257)	(56,385)	(633,642)
Balance, December 31, 2023	296,037,813	$29,604	$-	$3,438,273	$-	$(3,359,757)	$(49,228)	$58,892

*	Including 71,979,703 shares of common stock issued pursuant to a convertible loan settlement, as disclosed in Note 11.

				Other
	Common	Share	Accumulated	Accumulated
For December 31, 2022	Shares	Capital	Deficit	Comprehensive	Total

Balance, December 31, 2021	50,000	$7,940	$(1,475)	$(268)	$6,197
Net loss for the period	-	-	(175)	(133)	(308)

Balance, March 31, 2022	50,000	$7,940	$(1,650)	$(401)	$5,889
Net loss for the period	-	-	(5,056)	(140)	(5,196)

Balance, June 30, 2022	50,000	$7,940	$(6,706)	$(541)	$693
Net loss for the period	-	-	(3,243)	61	(3,182)

Balance September 30 2022	50,000	$7,940	$(9,949)	$(480)	$(2,489)
Net loss for the period	-	-	(214,470)	(4,373)	(218,843)

Balance, December 31, 2022	50,000	$7,940	$(224,419)	$(4,853)	$(221,332)

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page F-5

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Cash Flows from operating activities:
Net loss	$(2,747,952)	$(222,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,659	-
Amortized right of use assets	178,022	-
Stock based compensation	492,708	-
Interest on lease payments	134,324	-
Changes in current assets and liabilities
Prepaid expenses and deposits	(387,978)	(10,089)
Other receivables	32,180	(32,180)
Accounts payable and accrued expenses	332,753	116,438
Payroll liabilities	149,148	-
Other payables	19,334
Deposits received	76,545	-
Amount due to related parties	355,995	146,402
Net cash used in operating activities	(1,331,262)	(2,373)

Cash Flows from investing activities:
Office furniture and equipment	(121,409)	-
Filtration equipment	(21,220)	-
Intangible assets	(35,967)	-
Net cash used in investing activities	(178,596)	-

Cash Flows from financing activities:
Common stock issued in reverse acquisition	(366,607)	-
Lease payment	(262,874)	-
Common stock issued in private placements	2,946,450
Proceeds from note payable and interest payable	69,605	-
Net cash provided by financing activities	2,386,574	-

Effect of foreign exchange on cash	(28,992)	(4,585)

Net increase (decrease) in cash	847,724	(6,958)
Cash at beginning of period	-	6,958
Cash at end of period	$847,724	$-

Supplemental Disclosures
Cash paid for:
Interest	$124.00	$-

During the year ended December 31, 2023, operating leases with a discounted value of $1,743,731 were recorded as Right Of Use Assets and Lease liabilities.

See accompanying notes to the consolidated financial statements.

Sustainable Projects Group Inc.	Form 10-K	Page F-6

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

The Company has accumulated a deficit of $3,359,757 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $847,724 in cash as of December 31, 2023. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity, as well as debt, if available, in order to support its existing operations and develop its first lithium extraction facility. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Consolidation

The accompanying consolidated financial statements include the accounts of Sustainable Projects Group Inc., Lithium Harvest ApS and YER Brands Inc. All significant intercompany transactions have been eliminated in the consolidation process.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-8

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

Lithium Harvest has one service equipment lease. The lease conveys no ownership at the end of the lease term and contains no purchase option nor any guarantee of residual value. The lease does not contain renewal periods at the end of the term. The lease is amortized straight line over the entire term of the service equipment lease. The Company uses an annual interest rate of 10%, or a rate of 2.50% per quarter. This operating lease was classified as an ROU asset under the new standard (Topic 842). The service equipment lease commenced May 10, 2023.

Stock Based Compensation

The Company follows the guideline under Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation”. The standard provides that for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights, all share-based payments to both employees and directors are recognized in the statements of operations and consolidated loss based on their fair values. For non-employee stock-based compensation, the Company applies ASC 505-50, “Equity—Equity-Based Payments to Non-Employees.” This standard provides that all stock-based compensation related to non-employees be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be most reliably measured or determinable.

Sustainable Projects Group Inc.	Form 10-K	Page F-9

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its various businesses on a corporation-wide basis. As of December 31, 2023, the Company has three reportable segments: YER Brands, Sustainable Projects Group and Lithium Harvest. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. Each operating segment’s performance is evaluated based on its segment income. Segment income is defined as gross sales and miscellaneous income. For the year ended December 31, 2023 and the year ended December 31, 2022, segment income and total assets were reported as follows:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022

Sales and miscellaneous income
Sustainable Projects Group	$-	$-
YER Brands	-	-
Lithium Harvest	251,089	-
Total Sales	$251,089	$-

Total Assets at End of Period
Sustainable Projects Group	$6,090	$-
YER Brands	-	-
Lithium Harvest	3,063,514	42,269
Total Assets	$3,069,604	$42,269

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

The Company recognizes revenue in accordance with ASC 606 using the following five steps to identify revenues:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Sustainable Projects Group Inc.	Form 10-K	Page F-10

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

Sustainable Projects Group Inc.	Form 10-K	Page F-11

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

Costs associated with the website consist primarily of website development costs paid to third parties. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. Internal costs related to the development of website content will be charged to operations as incurred. Website development costs related to the customers are charged to cost of sales.

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

Sustainable Projects Group Inc.	Form 10-K	Page F-12

Advertising and Promotion Costs

The Company follows ASC 720, “Advertising Costs” and expenses costs as incurred.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses”. The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU with no impact on its financial statements.

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

4. Other Receivables/Payables

Other receivables/payables pertain to VAT (value added taxes) receivables/payables of Lithium Harvest. The standard VAT rate in Denmark is 25%.

Sustainable Projects Group Inc.	Form 10-K	Page F-13

5. Equipment

	Cost	Accumulated Depreciation	Net

Computer	$21,088	$8,461	$12,627
Equipment	5,000	5,000	-
Office Furniture & Equipment	95,320	26,260	69,060
Machinery under construction	21,220	-	21,220
	$142,628	$39,721	$102,907

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

7. Intangible Assets

	Cost	Accumulated Depreciation	Net

Patent - Denmark	$35,967	$3,064	$32,903

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2023 and December 31, 2022 are summarized as follows:

Accounts Payable:	December 31, 2023	December 31, 2022

Accounting fee	$25,597	$-
Audit fee	750	-
Consulting fee	73,266	-
Rental expenses	63,992	-
Professional fees	176,767	117,199
Others	42,330	-
	$382,702	$117,199

Accrued liabilities:	December 31, 2023	December 31, 2022
Audit fee	$67,250	$-

Sustainable Projects Group Inc.	Form 10-K	Page F-14

9. Right of Use Assets and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of the Company’s operating leases range from 12 to 94 months. These operating leases are included in “Right of Use Assets” on the Company’s Consolidated Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in “Lease liability” on the Company’s Consolidated Balance Sheets. Additionally, the Company has entered into various short-term operating leases with an initial term of 12 months or less. These leases are not recorded on the Company’s Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term.

December 31, 2023
Right-of-use asset
Right-of-use asset, net	$1,688,003

Lease liability
Current lease liability	$183,913
Non-current lease liability	1,559,818
Total lease liability	$1,743,731

Remaining lease term and discount rate
Weighted average remaining lease term	84 months
Discount rate used	10%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of December 31, 2023:

2024	$351,532
Thereafter	2,099,565
Less: imputed interest	(707,366)
Total	$1,743,731

10. Notes Payable, Convertible Notes Payable and Obligation to Issue Shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan was originally due on or before April 15, 2022. On March 28, 2022, the term of the loan agreement was extended to April 15, 2024. At December 31, 2023, there was $8,462 in accrued interest under the loan.

On July 12, 2019, the Company entered into an unsecured convertible loan agreement with a relative of the Company’s CEO in the amount of $20,000 with an interest rate of 3.0% per annum. The loan was due on or before July 12, 2022. The lender had the option to convert the whole loan and the accrued interest into shares of common stock of the Company at the price of $1.45 per share. On May 10, 2021, the Company agreed to a debt settlement arrangement whereby it would issue 640,000 shares of common stock in settlement of the principal amount outstanding under the loan of $20,000 as well as accrued interest and fees valued at $1,098. The transaction value was calculated to be $0.033 per share. The shares were issued during the year ended December 31, 2022.

Sustainable Projects Group Inc.	Form 10-K	Page F-15

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

During the year ended December 31, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company, with one note in the principal amount of $17,173 (DKK 118,000) and the other in the principal amount of $2,183 (DKK 15,000), and each with a 3% interest rate per annum that was due on or before May 1, 2023. These loans have been repaid. (See Note 12)

On March 29, 2023, the Company entered into a $10,000 note payable with a 15% interest rate per annum with a related party. The loan repayment due date has been extended to December 31, 2024. At December 31, 2023, the accrued interest was $1,142.

On April 28, 2023, a company controlled by a director and the Chief Technology Officer of the Company loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. During the year ended December 31, 2023, the loan was repaid.

11. Common Stock

The following stock transactions occurred with respect to the Company’s common stock during the year ended December 31, 2023:

a)	On February 14, 2023, 206,667,233 shares of common stock valued at $10,333,362 were issued to the shareholders of Lithium Harvest pursuant to the Agreement with Lithium Harvest with respect to the Exchange Transaction.

b)	On February 14, 2023, 71,979,703 shares of common stock valued at $3,589,885 were issued to a lender pursuant to a convertible loan settlement in connection with the Exchange Transaction.

c)	On August 18, 2023, 1,500,000 shares of common stock valued at $375,000 were issued to an investor pursuant to a private placement subscription at $0.25 per share.

d)	On August 18, 2023, an aggregate of 4,006,000 shares of common stock valued at $1,402,100 were issued to investors pursuant to private placement subscriptions at $0.35 per share.

e)	On December 22, 2023, an aggregate of 3,341,000 shares of common stock valued at $1,169,350 were issued to investors pursuant to private placement subscriptions at $0.35 per share.

As of December 31, 2023, the Company had 296,037,813 shares of common stock issued and outstanding.

Sustainable Projects Group Inc.	Form 10-K	Page F-16

12. Related-Party Transactions

Related party transactions as of December 31, 2023 and December 31, 2022 are summarized as follows:

	December 31, 2023	December 31, 2022

Accounts payable	$205,558	$146,402
Accrued liabilities	296,839	-
	$502,397	$146,402

Stefan Muehlbauer resigned as a director of the Company on February 14, 2023 and is currently the Chief Financial Officer (“CFO”) of the Company. During the year ended December 31, 2023, the Company incurred management fees to the CFO totaling an aggregate of $120,625. At December 31, 2023, $140,875 was owing to the CFO for management fees, consisting of current and past due amounts, and $2,020 for reimbursement of out of pocket expenses. The Company entered into an Employment Agreement with the CFO on February 14, 2023. His annual salary is $125,000, payable on a monthly basis with other benefits. The employment agreement is for a period of one year and at such time the CFO will be eligible to receive a one-time, lump sum bonus of $25,000, subject to other conditions and terms.

On February 14, 2023, Tiffany Muehlbauer resigned as Chief Technology Officer of the Company. At December 31, 2023, $12,766 was owing to Ms. Muehlbauer for past due salaries and $25,500 for management fees.

At December 31, 2023, the Company owed a company controlled by Stefan Muehlbauer and Tiffany Muehlbauer the amount of $20,647 for office expenses.

On February 14, 2023, Sune Mathiesen became a director and Chief Executive Officer (“CEO”) of the Company. During the year ended December 31, 2023, Lithium Harvest incurred management fees payable to the CEO totaling an aggregate of $285,020 (DKK 1,925,000). At December 31, 2023, $151,764 (DKK 1,025,000) was owing to the CEO for salaries, and $2,771 (DKK 18,714) for reimbursement of out of pocket expenses. Lithium Harvest entered into an Employment Agreement with Mr. Mathiesen on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CEO may be eligible to receive an annual bonus of up to 150% of his current annual salary.

At December 31, 2023, a company controlled by the director and CEO was owed $40,425 (DKK 273,027) for out of pocket expenses, current and past due. During the year ended December 31, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company, with one note in the principal amount of $17,173 (DKK 118,000) and the other in the principal amount of $2,183 (DKK 15,000), and each with a 3% interest rate per annum that was due on or before May 1, 2023. During the year ended December 31, 2023, the loans were repaid.

On February 14, 2023, Paw Juul became the Chief Technology Officer (“CTO”) of the Company. During the year ended December 31, 2023, Lithium Harvest incurred management fees from the CTO totaling an aggregate of $285,020 (DKK 1,925,000). At December 31, 2023, $143,895 (DKK 971,850) was owing to the CTO for salaries. Lithium Harvest entered into an Employment Agreement with Mr. Juul on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CTO may be eligible to receive an annual bonus up to 150% of the current annual salary.

Sustainable Projects Group Inc.	Form 10-K	Page F-17

On April 28, 2023, a Company controlled by a director and CTO of the Company, Paw Juul, loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. During the year ended December 31, 2023, the loan was repaid.

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

Restricted stock and RSU awards are subject to vesting spread over time at the discretion of the committee administering the Incentive Plan. Upon the vesting of RSUs and the Company’s determination that any necessary conditions precedent to the release of vested shares have been satisfied, such vested shares will then be made available to the participants. Except as otherwise provided in the Incentive Plan or award agreement, the participants with a restricted stock award shall have all the rights of a stockholder, including the right to vote the shares of restricted stock. The RSU awards granted on May 10, 2023 provide that the recipients do not have rights of a stockholder prior to vesting. The fair value of the Company’s common stock on the grant date was $0.072 per share. At December 31, 2023, the stock based compensation expense was $492,708. The table below sets forth the vesting schedule with respect to the RSUs granted on May 10, 2023.

			Vesting Schedule (Number of Shares)
Name	Title	Total RSUs	May 10, 2024	May 10, 2025	May 10, 2026
Sune Mathiesen	CEO, Director	6,111,111	2,037,037	2,037,037	2,037,037
Paw Juul	CTO, Director	5,625,000	1,875,000	1,875,000	1,875,000
Stefan Muehlbauer	CFO	1,736,111	578,704	578,704	578,703
Kristian Jensen	Director	1,458,333	486,111	486,111	486,111
			4,976,852	4,976,852	4,976,851

14. Commitments and Contingencies

At December 31, 2023, there was no commitment and contingency to report other than what has been disclosed in this report.

Sustainable Projects Group Inc.	Form 10-K	Page F-18

15. Income Taxes

The Company and its subsidiaries file separate income tax returns.

Income tax recovery differs from that which would be expected from applying the effective tax rates to the net loss for the year ended December 31, 2023 and 2022 for the Company as follows:

	For the Year Ended Dec 31, 2023	For the Year Ended Dec 31, 2022

Net loss for the year	$(2,747,952)	$(222,944)

Statutory and effective tax rate	21%	22%
Income tax recovery at the effective rate	(577,100)	(49,048)
Change in statutory, foreign tax, foreign exchange rates and other	(6,600)	-
Permanent differences	103,400	-
Tax benefit deferred	480,300	49,048

Income tax recovery	$-	$-

The Company has accumulated net operating losses for income tax purposes of $2,049,049 of which $1,340,280 will expire beginning in 2029 and the balance of $708,769 is indefinite. The components of the net deferred tax asset at December 31, 2023 and December 31, 2022, the statutory tax rate and the effective tax rate, and the amount of the valuation, are scheduled below:

	Dec 31, 2023	Dec 31, 2022

Tax losses carried forward	$4,089,500	$224,419
Intangible Assets and Goodwill temporary differences	211,900	-
Leases	49,500	-
Net timing differences	4,350,900	224,419

Statutory and effective tax rate	21%	22%
Deferred tax assets	913,700	49,372
Valuation allowance	(913,700)	(49,372)

Net deferred asset	$-	$-

The change in the valuation allowance for the period ended December 31, 2023 was $480,300. The 2022 income tax figures include only those of Lithium Harvest and accordingly, are not comparable to the 2023 income tax numbers.

The Company files income tax returns in the United States of America and in the States of Florida and Indiana for Sustainable Projects Group Inc. and YER Brands Inc., respectively, and is subject to a U.S. federal corporate income tax rate of 21%. The Company generated a taxable loss for the year ended December 31, 2023 and 2022. Lithium Harvest is subject to a Denmark corporate income tax rate of 22%. The Company is current with all its tax filings.

16. Legal Matters

The Company has no known legal issues pending.

17. Subsequent Events

None.

Sustainable Projects Group Inc.	Form 10-K	Page F-19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Sustainable Projects Group Inc.	Form 10-K	Page 26

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

Material weaknesses (1), (2), (3) and (4), which were originally identified by the Company’s Chief Financial Officer in connection with fiscal year 2021 financial results, were not remediated and therefore remained ineffective at December 31, 2023. Material weaknesses (5) and (6) were identified by the Company’s Chief Financial Officer in connection with the re-audit of its financial statements as of December 31, 2022 and December 31, 2021, were not remediated and therefore remained ineffective at December 31, 2023.

As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2023, SPGX’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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
(iv)	preparing and implementing sufficient written policies and checklists that will set forth procedures for the treatment of subsequent events with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Sustainable Projects Group Inc.	Form 10-K	Page 27

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

During the year ended December 31, 2023, the Company and its management worked to implement the following changes in the Company’s internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

There were no changes (other than as described above) in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Sustainable Projects Group Inc.	Form 10-K	Page 28

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The names, ages and positions of our directors and executive officers as of March 1, 2023, are as follows:

Name	Age	Position
Sune Mathiesen	49	Chairman, President, Chief Executive Officer and Director
Stefan Muehlbauer	45	Chief Financial Officer and Director
Paw Juul	45	Chief Technology Officer and Director*

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

Sustainable Projects Group Inc.	Form 10-K	Page 29

Audit Committee Financial Expert

The Company has no audit committee financial expert. Given the Company’s limited financial resources, the Company’s Board of Directors has determined that the cost of identifying and appointing a director who would qualify as an audit committee financial expert outweighs the benefits of having an audit committee financial expert.

Identification of Audit Committee

The Company does not have a separately designated standing audit committee. Rather, the Company’s entire board of directors performs the required functions of an audit committee. See “Director Independence” under Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence below for more information on independence.

The Company’s board of directors is responsible for: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by the Company’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding the outside auditor and any outside advisors engaged by the audit committee.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for fiscal 2023 and 2022.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan ($) (g)	Non- qualified Deferred Compensation Earnings ($) (h)	All other compensation ($) (i)	Total ($) (j)
Sune Mathiesen, CEO	*2023	285,020	Nil	300,000	nil	nil	nil	nil	600,000
	*2022	nil	Nil	nil	nil	nil	nil	nil	nil

Paw Juul, CTO	2023	285,020	Nil	300,000	nil	nil	nil	nil	600,000
	2022	nil	nil	nil	nil	nil	nil	nil	nil

Stefan Muehlbauer, CEO	2023	120,625	nil	125,000	nil	nil	nil	nil	250,000
	2022	nil	nil	nil	nil	nil	nil	nil	40,500

*In 2022, the Company incurred management fees from a company controlled by Sune Mathiesen of $108,190. In 2023, the Company incurred additional management fees from a company controlled by Sune Mathiesen of $83,000.

Amounts in the “Stock Awards” column reflect the aggregate grant date fair value of RSUs computed in accordance with Financial Accounting Standards Board ASC Topic 718. Disclosure of the relevant assumptions related to the valuation of awards is provided in Note 13.

Sustainable Projects Group Inc.	Form 10-K	Page 30

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested
Name	(#)	(#)	(#)	($)
(a)	(g)	(h)	(i)	(j)
Sune Mathiesen	6,111,111	$1,772,222	nil	nil
Stefan Muehlbauer	1,736,111	$503,472	nil	nil
Paw Juul	5,625,000	$1,631,250	nil	nil

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

Restricted stock and RSU awards are subject to vesting spread over time at the discretion of the committee administering the Incentive Plan. Upon the vesting of RSUs and the Company’s determination that any necessary conditions precedent to the release of vested shares have been satisfied, such vested shares will then be made available to the participants. Except as otherwise provided in the Incentive Plan or award agreement, the participants with a restricted stock award shall have all the rights of a stockholder, including the right to vote the shares of restricted stock. The RSU awards granted on May 10, 2023 provide that the recipients do not have rights of a stockholder prior to vesting. The fair value of the Company’s common stock on the grant date was $0.072 per share. At December 31, 2023, the stock based compensation expense was $492,708. The table below sets forth the vesting schedule with respect to the RSUs granted on May 10, 2023.

			Vesting Schedule (Number of Shares)
Name	Title	Total RSUs	May 10, 2024	May 10, 2025	May 10, 2026
Sune Mathiesen	CEO, Director	6,111,111	2,037,037	2,037,037	2,037,037
Paw Juul	CTO, Director	5,625,000	1,875,000	1,875,000	1,875,000
Stefan Muehlbauer	CFO	1,736,111	578,704	578,704	578,703
Kristian Jensen	Director	1,458,333	486,111	486,111	486,111
			4,976,852	4,976,852	4,976,851

Director Compensation

	Fees earned or paid in cash	Stock awards	Total
Name	($)	($)	($)
(a)	(b)	(c)	(h)
Kristian Jensen	nil	$105,000	$105,000

For the year ending December 31, 2023, the Company had one independent director, Kristian Jensen. As part of the equity awards program described above, Mr. Jensen received 1,458,333 RSUs, which had a grant date fair value of $105,000.

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

Pursuant to the CEO Agreement, Mr. Mathiesen is entitled to an initial annual base salary of $300,000 and annual pension contributions that amount to 10% of Mr. Mathiesen’s annual base salary. The CEO Agreement also indicates that Mr. Mathiesen shall be eligible to receive (i) an annual cash bonus of up to 150% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his annual base salary pursuant to a separate stock grant agreement. Under the CEO Agreement, Mr. Mathiesen is also entitled to a company car, and we will pay for all expenses related to such company car. During the year ended December 31, 2023, Mr, Mathiesen did not receive a company car.

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

Sustainable Projects Group Inc.	Form 10-K	Page 31

Pursuant to the U.S. CEO Agreement, Mr. Mathiesen is entitled to an annual base salary of approximately $300,000 and is eligible to participate in our retirement plan, subject to the eligibility terms and conditions of such plan. The U.S. CEO Agreement also indicates that Mr. Mathiesen shall be eligible to receive (i) an annual cash bonus of up to 150% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his base salary pursuant to a separate stock grant agreement. Under the U.S. CEO Agreement, Mr. Mathiesen also is: (i) entitled to a company car, and we pay for all expenses related to such company car; (ii) the reimbursement of reasonable moving costs to the Houston area; and (iii) for so long as Mr. Mathiesen remains employed by us, for up to the initial two consecutive years following the date Mr. Mathiesen relocates to the Houston area, reimbursement for reasonable housing costs in the Houston area, up to a total amount of $5,000 per month.

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

Employment Agreement with Stefan Muehlbauer

On February 14, 2023, we entered into an executive employment agreement with Stefan Muehlbauer providing for his employment as our Chief Financial Officer (the “CFO Agreement”), or such other role as determined by us from time to time, through February 14, 2024 (the “CFO Agreement Term”), except upon the earlier termination of the CFO Agreement as discussed below. Since the expiration of the CFO Agreement, Mr. Muehlbauer and the Company have started negotiating a new employment agreement while continuing to perform under the terms of the CFO Agreement.

Pursuant to the CFO Agreement, Mr. Muehlbauer was entitled to an annual base salary of $125,000 and was eligible to participate in our benefit plan, subject to the eligibility terms and conditions of such plans or programs. The CFO Agreement also indicates that Mr. Muehlbauer was eligible to receive a one-time cash bonus of $25,000 at the end of the CFO Agreement Term. The cash bonus has not been awarded as of April 4, 2024.

The CFO Agreement may be terminated by either Mr. Muehlbauer or us, if either party provides 30 days’ advance notice. Further, we may terminate the CFO Agreement immediately without notice if Mr. Muehlbauer is in breach of the CFO Agreement or for other serious cause.

The CFO Agreement required Mr. Muehlbauer to enter into a confidentiality and restrictive covenant agreement, which contained a 12 month post-termination non-solicitation requirement, a 24 month post-termination non-disparagement requirement, a 12 month post-termination, non-competition requirement, and a perpetual confidentiality requirement, among other terms and conditions.

Sustainable Projects Group Inc.	Form 10-K	Page 32

For purposes of the U.S. CFO Agreement, “Disability” means the inability of Mr. Muehlbauer to perform on a full-time basis the duties and responsibilities of Mr. Muehlbauer’s employment with us by reason of Mr. Muehlbauer’s illness or other physical or mental impairment or condition, if such inability continues for an uninterrupted period of 120 days or more during any 180 day period. A period of inability is “uninterrupted” unless and until Mr. Muehlbauer returns to full time work for a continuous period of at least 30 days.

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

Sustainable Projects Group Inc.	Form 10-K	Page 33

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

Item 12. Security Ownership of Certain Beneficial Holders and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding outstanding grants and shares available for grant under our 2023 Equity Incentive Plan. All information is as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights			Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)			(c)
Equity compensation plans approved by security holders	nil		$	nil		nil
Equity compensation plans not approved by security holders	14,930,555	(1)		nil	(2)	30,069,445	(3)
Total	14,930,555		$	nil		30,069,445

(1) Represents shares that may be issued pursuant to outstanding RSUs granted under the Incentive Plan. The settlement of these RSU awards is subject to stockholder approval.

(2) The RSUs, once vested, convert into shares of our common stock on a one-for-one basis for no additional consideration.

(3) Represents shares available for future issuance under the 2023 Equity Incentive Plan.

On August 22, 2023, the Company’s board of directors approved the 2023 Equity Incentive Plan, pursuant to which. the Company is authorized to grant options and other stock-based awards to executive officers, directors, employees and consultants enabling them to acquire up to 45,000,000 shares of common stock of the Company. Any shares subject to an award under the Incentive Plan that expires, is cancelled or forfeited, is settled for cash or otherwise does not result in the issuance of all of the shares subject to such award shall, to the extent of such cancellation, forfeiture, expiration, cash settlement or non-issuance, again become available for awards under the Incentive Plan. In addition, if (i) payment of the exercise price of any award or satisfaction of any tax withholding obligations arising from any award is made through the tendering of shares or by the withholding of shares by the Company, or (ii) any shares are repurchased by the Company with proceeds received from the exercise of a stock option issued under the Incentive Plan, then the shares so tendered, withheld or repurchased shall become available for awards under the Incentive Plan.

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

Restricted stock and RSU awards are subject to vesting spread over time at the discretion of the committee administering the Incentive Plan. Upon the vesting of RSUs and the Company’s determination that any necessary conditions precedent to the release of vested shares have been satisfied, such vested shares will then be made available to the participants. Except as otherwise provided in the Incentive Plan or award agreement, the participants with a restricted stock award shall have all the rights of a stockholder, including the right to vote the shares of restricted stock. The RSU awards granted on May 10, 2023 provide that the recipients do not have rights of a stockholder prior to vesting, and the settlement of these RSU awards is subject to stockholder approval.

Beneficial Ownership of Securities

The following table sets forth information regarding the beneficial ownership of our common stock on April 4, 2024 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group. Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, which includes the power to dispose of or to direct the disposition of the security or the right to acquire such powers within 60 days. In computing the number of shares of our common stock beneficially owned by a person or entity and the percentage ownership, the Company deemed outstanding shares of its common stock subject to options held by that person or entity that are currently exercisable or exercisable within 60 days of April 4, 2024. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person or entity. Unless otherwise noted, the address of each beneficial owner is c/o Sustainable Projects Group Inc., 2316 Pine Ridge Rd #383, Naples, Florida.

The beneficial ownership of the Company’s common stock is based on 296,190,813 shares of the Company’s common stock issued and outstanding as of April 4, 2024.

Name	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned(2)

Greater than 5% Stockholders

Kestrel Flight Fund LLC(1)	71,797,703	24.3%

AØNP14 ApS (2)	21,700,059	7.3%

Directors and Executive Officers

Sune Mathiesen(3)	92,483,587	31.2%

Stefan Muehlbauer	1,000,000	0.3%

Paw Juul(4)	92,483,587	31.2%

All directors and executive officers as a group (3 persons)	185,967,174	62.2%

*	Less than one percent of outstanding shares.

(1)	Albert Hanser is the Managing Partner of Kestrel Flight Fund LLC. The address of Kestrel Flight Fund LLC is 149 Meadowbrook Road, Weston, Massachusetts 02493.

(2)	Aldo Petersen is the managing director of AØNP14 ApS. The address of AØNP14 ApS is Amaliegade 6, DK-1256 København K.

(3)	Consists of 92,483,587 shares owned directly by Sune Mathiesen Holding ApS. Mr. Mathiesen is the managing director of Sune Mathiesen Holding ApS.

(4)	Consists of 92,483,587 shares owned by FENO Holding ApS. Mr. Juul is the managing director of FENO Holding ApS.

Sustainable Projects Group Inc.	Form 10-K	Page 34

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

We describe below transactions or series of similar transactions, since January 1, 2022, or currently proposed, to which we were a party or will be a party, in which, the amounts involved exceeded $120,000 or 1% of the Company’s total assets, whichever is less; and

●	any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Transactions with Directors & Officers

Stefan Muehlbauer resigned as a director of the Company on February 14, 2023 and is currently the Chief Financial Officer (“CFO”) of the Company. During the year ended December 31, 2023, the Company incurred management fees to the CFO totaling an aggregate of $120,625. At December 31, 2023, $140,875 was owing to the CFO for management fees, consisting of current and past due amounts, and $2,020 for reimbursement of out of pocket expenses.

On February 14, 2023, Tiffany Muehlbauer resigned as Chief Technology Officer of the Company. At December 31, 2023, $12,766 was owing to Ms. Muehlbauer for past due salaries and $25,500 for management fees.

At December 31, 2023, the Company owed a company controlled by Stefan Muehlbauer and Tiffany Muehlbauer the amount of $20,647 for office expenses.

On February 14, 2023, Sune Mathiesen became a director and Chief Executive Officer (“CEO”) of the Company. During the year ended December 31, 2023, Lithium Harvest incurred management fees payable to the CEO totaling an aggregate of $285,020 (DKK 1,925,000). At December 31, 2023, $151,764 (DKK 1,025,000) was owing to the CEO for salaries, and $2,771 (DKK 18,714) for reimbursement of out of pocket expenses.

In 2022, the Company incurred management fees from a company controlled by Sune Mathiesen of $108,190. In 2023, the Company incurred additional management fees from a company controlled by Sune Mathiesen of $83,000.

At December 31, 2023, a company controlled by the director and CEO was owed $40,425 (DKK 273,027) for out of pocket expenses, current and past due. During the year ended December 31, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company, with one note in the principal amount of $17,173 (DKK 118,000) and the other in the principal amount of $2,183 (DKK 15,000), and each with a 3% interest rate per annum that was due on or before May 1, 2023. During the year ended December 31, 2023, the loans were repaid.

On February 14, 2023, Paw Juul became the Chief Technology Officer (“CTO”) of the Company. During the year ended December 31, 2023, Lithium Harvest incurred management fees from the CTO totaling an aggregate of $285,020 (DKK 1,925,000). At December 31, 2023, $143,895 (DKK 971,850) was owing to the CTO for salaries.

Securities Exchange Agreement

On February 14, 2023, SPGX entered into the Agreement with Lithium Harvest and the Shareholders. Pursuant to the terms of the Agreement, the Company acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of SPGX’s common stock. The Exchange Transaction closed on February 14, 2023.

Following the issuance to the Shareholders of the shares of the Company’s common stock, the Shareholders hold approximately 72% of the outstanding voting power and capital stock of the Company and the holders of SPGX’s common stock prior to the Exchange Transaction hold approximately 3%. The Shareholders include Sune Mathiesen Holding ApS, of which Mr. Mathiesen is the managing director; FENO Holding ApS, of which Mr. Juul is the managing director; and AØNP14 ApS, of which Mr. Petersen is the managing director, which entities hold 31.2%, 31.2% and 7.3%, respectively, of the outstanding voting power and capital stock of the Company. Kestrel Flight Fund LLC, which held a convertible loan issued by the Company prior to the Exchange Transaction, holds approximately 24.3% of the outstanding voting power and capital stock of the Company.

The Company’s Related Party Transactions

As described above, Albert Hanser is the Managing Partner of Kestrel Flight Fund LLC and directly or indirectly holds 24.3% of the issued and outstanding shares in the Company. Kestrel Flight Fund LLC loaned the Company $100,000 pursuant to a Loan Agreement dated July 21, 2021, by and between the Company and Kestrel Flight Fund LLC, which was subsequently amended on June 22, 2022, to increase the loan amount by $25,000 to a total of $125,000 (the “Loan”). The Loan accrued interest at the rate of 10% per annum and converted into the Company’s common stock upon the effectiveness of the Exchange Transaction.

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

Sustainable Projects Group Inc.	Form 10-K	Page 35

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

2023 - $60,000

2022 - $24,600

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2023 - $nil

2022 - $nil

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2023 - $nil

2022 - $nil

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2023 - $nil

2022 - $nil

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

Sustainable Projects Group Inc.	Form 10-K	Page 36

3. Exhibits

The exhibits listed in the following exhibit index are filed as part of this report.

Exhibit	Description
2.1	Securities Exchange Agreement, among the Company, Lithium Harvest ApS and, for certain limited purposes, its shareholders, dated as of February 14, 2023, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

3.1	Articles of Incorporation and Certificate of Amendment, dated September 4, 2009, incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.3	Certificate of Amendment to Articles of Incorporation, dated August 16, 2010, incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.4	Certificate of Amendment to Articles of Incorporation, dated November 9, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed December 19, 2016.

3.5	Certificate of Amendment to Articles of Incorporation, dated October 18, 2017 incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed October 26, 2017.

10.1	Executive Service Agreement, by and between the Company and Sune Mathiesen, dated as of February 14, 2023, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.2	Form of Employment Agreement, by and between the Company and Sune Mathiesen, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.3	Employment Agreement, by and between the Company and Stefan Muehlbauer, dated as of February 14, 2023, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.4	Executive Service Agreement, by and between the Company and Paw Juul, dated as of February 14, 2023, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed February 14, 2023.

10.5	Form of Employment Agreement, by and between the Company and Paw Juul, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed February 14, 2023.

10.6	Sustainable Projects Group Inc. 2023 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 22, 2023).

10.7	Form of Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 22, 2023).

14	Code of Ethics, incorporated herein by reference to Exhibit 14 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

21.1	Subsidiaries of the Registrant, incorporated herein by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K, filed February 14, 2023.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the annual report on Form 10-K of Sustainable Projects Group Inc. for the period ended December 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss; (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) the information in Part II, Item 9B. (included)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). (included)

Sustainable Projects Group Inc.	Form 10-K	Page 37

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized person.

Sustainable projects Group Inc.

By:	/s/ Sune Mathiesen
Name:	Sune Mathiesen
Title:	President & CEO
Dated:	April 4, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Sune Mathiesen	Chairman, President and Chief Executive Officer (principal executive officer)	April 4, 2024
Sune Mathiesen

/s/ Stefan Muehlbauer	Chief Financial Officer (principal financial and principal accounting officer)	April 4, 2024
Stefan Muehlbauer

Sustainable Projects Group Inc.	Form 10-K	Page 38