Form 10-Q
period 2024-03-31
Sustainable Projects Group Inc.
filed 2024-05-10
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended	March 31, 2024

☐	transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to __________________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tankedraget 7, Aalborg, Denmark	DK-9000
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

As of May 10, 2024, there were 296,037,813 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

SUSTAINABLE PROJECTS GROUP INC.

For the THREE MONTHS Ended MARCH 31, 2024 AND 2023

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023
As at
ASSETS
Current Assets:
Cash	$399,945	$847,724
Other receivables – Note 4	15,490	-
Prepaid expenses and deposits	239,738	398,067
	655,173	1,245,791

Right of Use Asset – Note 9	1,589,453	1,688,003
Equipment – Note 5	117,508	102,907
Intangible assets – Note 7	31,223	32,903

TOTAL ASSETS	$2,393,357	$3,069,604

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 8	$488,096	$449,952
Amounts due to related parties – Note 12	687,660	502,397
Other payable – Note 4	-	19,334
Payroll liabilities	24,566	149,148
Notes and interest payable – Note 10	70,415	69,605
Deposits received	74,257	76,545
Deferred revenues	2,071	-
Lease liability, current portion – Note 9	184,135	183,913
TOTAL CURRENT LIABILITIES	1,531,200	1,450,894

NON-CURRENT LIABILITIES
Lease Liability obligation, long term – Note 9	1,475,858	1,559,818
TOTAL NON-CURRENT LIABILITIES	1,475,858	1,559,818

TOTAL LIABILITIES	3,007,058	3,010,712

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 296,037,813 (Dec 31, 2023 – 296,037,813)	29,604	29,604
Additional Paid In Capital	3,586,468	3,438,273
Accumulated Deficit	(4,232,365)	(3,359,757)
Other Accumulated Comprehensive Gain (Loss)	2,592	(49,228)
TOTAL STOCKHOLDERS’ DEFICIT	(613,701)	58,892

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,393,357	$3,069,604

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023

Operating Expenses
Administrative and other operating expenses	101,030	19,064
Advertising and marketing	2,147	-
Depreciation	10,212	770
Amortization of ROU Assets	59,516	-
Management fees	267,581	201,591
Professional fees	77,942	83,308
Rent expense	-	49,607
Operating expenses	42,889	-
Wages and salaries	145,329	53,476
Travel expenses	29,718	7,018
Vehicle expenses	23,953	-
Lease liability expense	42,688	-
Research and development expense	7,770	-
Stock based payments	148,195	-
	958,970	414,834

Operating loss before other items	(958,970)	(414,834)
Miscellaneous income	87,172	21,574
Interest (expense) income	(810)	1,228

Net loss	(872,608)	(392,032)
Comprehensive gain (loss) - translation	51,820	(4,898)

Net loss and comprehensive loss attributed to shareholders	$(820,788)	$(396,930)

Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.003)
Weighted average no. of shares of common stock
-Basic and diluted	296,037,813	147,958,345

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

					Accumulated
		Par Value	Additional		Other
	Common	at $0.0001	Paid-in	Accumulated	Comprehensive
For March 31, 2024	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2023	296,037,813	$29,604	$3,438,273	$(3,359,757)	$(49,228)	$58,892
Stock based payments	-	-	148,195	(148,195)	-	-
Net loss and comprehensive loss	-	-	-	(724,413)	51,820	(672,593)
Balance, March 31, 2024	296,037,813	$29,604	$3,586,468	$(4,232,365)	$2,592	$(613,701)

			Par Value		Accumulated Other
	Common	Share	at $0.0001	Accumulated	Comprehensive
For March 31, 2023	Shares	Capital	Amount	Deficit	Loss	Total

Balance, December 31, 2022	50,000	$7,940	$-	$(224,419)	$(4,853)	$(221,332)
Common stock issued in reverse acquisition*	287,140,813	(7,940)	28,719	(387,386)	-	(366,607)
Net loss and comprehensive loss	-	-	-	(392,032)	(4,898)	(396,930)

Balance, March 31, 2023	287,190,813	$-	$28,719	$(1,003,837)	$(9,751)	$(984,869)

*	Including 71,979,703 shares of common stock issued pursuant to a convertible loan settlement, as disclosed in Note 11.

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
Cash Flows from operating activities:
Net loss	$(872,608)	$(392,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,212	770
ROU amortization	59,516	-
Stock based compensation	148,195	-
Interest on lease payments	42,688	-
Changes in current assets and liabilities
Prepaid expenses	158,329	3,562
Accounts receivable	-	(7,879)
Other receivables	(15,490)	6,774
Accounts payable and accrued expenses	38,144	400,730
Interest payable	810	-
Payroll liabilities	(124,582)	16,993
Other payables	(19,334)	-
Deposits received	(2,289)	9,560
Deferred revenue	2,071	2,247
Amount due to related parties	185,263	352,773
Net cash (used in) provided by operating activities	(389,075)	393,498

Cash Flows from investing activities:
Office equipment	(2,012)	(11,885)
Filtration equipment	(23,599)	(24,887)
Intangible assets	-	(10,468)
Net cash used in investing activities	(25,611)	(47,240)

Cash Flows from financing activities:
Proceeds from note and interest payable, related party	-	19,413
Proceeds from note payable	-	67,156
Common stock issued in reverse acquisition	-	(366,607)
Lease payments	(85,843)	-
Net cash used in financing activities	(85,843)	(280,038)

Effect of foreign exchange on cash	52,750	(5,519)

Net (decrease) increase in cash	(447,779)	60,701
Cash at beginning of period	847,724	-
Cash at end of period	$399,945	$60,701

Supplemental Disclosures
Cash paid for:
Interest	$-	$-

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The Company’s year-end is December 31.

2. Going Concern

These consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP,” which contemplate continuation of the Company as a going concern. However, the Company has limited revenue and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying consolidated interim balance sheets is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the successful completion of the Company’s planned lithium production facility.

The Company has accumulated a deficit of $4,232,365 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $399,945 in cash as of March 31, 2024. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investment in order to support its existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cashflows for the interim period presented in accordance with GAAP. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s audited December 31, 2023 year-end financial statements. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024.

Reverse Acquisition

The Exchange Transaction between the Company and Lithium Harvest was accounted for as a “reverse acquisition” since, immediately following completion of the Exchange Transaction, the Shareholders effectuated control of the post-combination Company. For accounting purposes, Lithium Harvest was deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Lithium Harvest (i.e., a capital transaction involving the issuance of shares by the Company for the shares of Lithium Harvest). Accordingly, the consolidated assets, liabilities and results of operations of Lithium Harvest became the historical financial statements of the Company and its subsidiaries, and the Company’s assets, liabilities and results of operations were consolidated with those of Lithium Harvest beginning on the acquisition date. No step-up in basis or intangible assets or goodwill was recorded in this Exchange Transaction. As a result of the Exchange Transaction, Lithium Harvest became a wholly owned subsidiary of the Company.

Restatement of Previously Issued Consolidated Financial Statements

The Company restated its Consolidated Interim Balance Sheets as of March 31, 2023 and December 31, 2022, Consolidated Interim Statements of Operations and Comprehensive Loss, Consolidated Interim Statements of Stockholders’ Deficit, Consolidated Interim Statements of Cash Flows and its Notes to the Consolidated Interim Financial Statements for each of the three months ended March 31, 2023 and 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 19, 2023 (the “Original Form 10-Q”). These consolidated interim financial statements were restated to reflect the identification of impairment of goodwill, intellectual property and inventories associated with the Company’s intellectual property related to its YER Brands subsidiary in the three months ended March 31, 2023 and 2022. These financial statements include the impairment of inventory, intellectual properties and intangible assets of YER Brands Inc.

1. Restatement of Financial Statements:

The Company restated its financial statements as of and for the three months ended March 31, 2023 and 2022, included in its Original Form 10-Q, due to the identification of impairment of goodwill associated with the Company’s intellectual property related to its YER Brands subsidiary. This impairment occurred subsequent to the filing of the Original Form 10-Q, retroactively, and resulted in material adjustments to the consolidated interim financial statements. The impairment assessment was performed in accordance with GAAP.

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

Operating Leases – Right of Use Assets

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases (“Topic 842”). The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset (“ROU asset”) and a lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with an initial term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the term of the lease. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies previously disclosed in the December 31, 2023 annual report.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its various businesses on a corporation-wide basis. As of March 31, 2024, the Company has three reportable segments: YER Brands, Sustainable Projects Group and Lithium Harvest. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. Each operating segment’s performance is evaluated based on its segment income. Segment income is defined as gross sales and miscellaneous income. For the three months ended March 31, 2024 and the year ended December 31, 2023, segment income and total assets were reported as follows:

	For the Three	For the Year
	Months Ended	Ended
	March 31, 2024	December 31, 2023

Sales and miscellaneous income
Sustainable Projects Group	$-	$-
YER Brands	-	-
Lithium Harvest	87,172	251,089
Total Sales	$87,172	$251,089

Total Assets
Sustainable Projects Group	$3,730	$6,090
YER Brands	-	-
Lithium Harvest	2,389,627	3,063,514
Total Assets	$2,393,357	$3,069,604

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company recognizes revenue when the Company transfers promised services to the customer. The performance obligation is the monthly services rendered. The Company has one main revenue source at the moment from Lithium Harvest, which is sub-leasing office space with and/or without furniture. Accordingly, the Company recognizes revenue when services are provided. This revenue is billed in advance, arrears and/or is prepaid. The performance obligation is the monthly services rendered. Where there is a sub-leasing contract for office space with and/or without furniture, the Company bills monthly for its services as rendered. Where there is no contract, the revenue is recognized when received.

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

Advances from clients’ deposits are contract liabilities with customers that represent our obligation to either transfer goods or services in the future, or refund the amount received. Where possible, we obtain retainers to lessen our risk of non-payment by our customers. Advances from clients’ deposits are recognized as revenue as we meet specified performance obligations as detailed in the contract.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). Under this method, income tax expense is recognized as the amount of: (i) taxes payable or refundable for the current year and (ii) future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

5. Equipment

Equipment as of March 31, 2024 and December 31, 2023 is summarized as follows:

		Accumulated
As of March 31, 2024	Cost	Depreciation	Net

Computer	$23,354	$9,870	$13,484
Equipment	5,000	5,000	-
Office Furniture & Equipment	93,108	33,410	59,698
Machinery under construction	44,326	-	44,326
	$165,788	$48,280	$117,508

		Accumulated
As of December 31, 2023	Cost	Depreciation	Net

Computer	$21,088	$8,461	$12,627
Equipment	5,000	5,000	-
Office Furniture & Equipment	95,320	26,260	69,060
Machinery under construction	21,220	-	21,220
	$142,628	$39,721	$102,907

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

7. Intangible Assets

Intangible assets as of March 31, 2024 and December 31, 2023 are summarized as follows:

		Accumulated
As of March 31, 2024	Cost	Depreciation	Net

Patent - Denmark	$35,132	$3,909	$31,223

		Accumulated
As of December 31, 2023	Cost	Depreciation	Net

Patent - Denmark	$35,967	$3,064	$32,903

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of March 31, 2024 and December 31, 2023 are summarized as follows:

Accounts Payable:	Mar 31, 2024	Dec 31, 2023
Accounting fee	$31,346	$25,597
Audit fee	50,750	750
Consulting fee	73,266	73,266
Purchase of property, plant and equipment	29,171	-
Rental expenses	63,992	63,992
Professional fees	129,435	176,767
Others	71,750	42,330
	$449,710	$382,702

Accrued liabilities:	Mar 31, 2024	Dec 31, 2023
Professional fees	$11,000	$-
Audit fees	26,589	67,250
General and Administrative	797	-
	$38,386	$67,250

9. Right of Use Assets and Lease Liability

The Company has entered into lease agreements with various third parties. The terms of the Company’s operating leases range from 12 to 94 months. These operating leases are included in “Right of Use Assets” on the Company’s Consolidated Interim Balance Sheets and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments is included in “Lease liability” on the Company’s Consolidated Interim Balance Sheets. Additionally, the Company has entered into various short-term operating leases with an initial term of 12 months or less. These leases are not recorded on the Company’s Consolidated Interim Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term.

	March 31,	December 31,
	2024	2023
Right-of-use asset
Right-of-use asset, net	$1,589,453	$1,688,003

Lease liability
Current lease liability	$184,135	$183,913
Non-current lease liability	1,475,858	1,559,818
Total lease liability	$1,659,993	$1,743,731

Remaining lease term and discount rate
Weighted average remaining lease term	81 months	84 months
Discount rate used	10%	10%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of March 31, 2024:

Remainder of 2024	$257,529
Thereafter	2,050,829
Less: imputed interest	(648,365)
Total	$1,659,993

10. Notes Payable, Convertible Notes Payable and Obligation to Issue Shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan was originally due on or before April 15, 2022. On March 28, 2022, the term of the loan agreement was extended to April 15, 2024. At March 31, 2024, there was $8,899 (March 31, 2023 - $7,144) in accrued interest under the loan. As of the date of this report, the loan is in default. The Company is negotiating new terms.

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

During the year ended December 31, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company, with one note in the principal amount of $17,173 (DKK 118,000) and the other in the principal amount of $2,183 (DKK 15,000), and each with a 3% interest rate per annum that was due on or before May 1, 2023. These loans have been repaid. (See Note 12)

On March 29, 2023, the Company entered into a $10,000 note payable with a 15% interest rate per annum with a related party. The loan repayment due date has been extended to December 31, 2024. At March 31, 2024, the accrued interest was $1,516 (March 31, 2023 - $12).

On April 28, 2023, a company controlled by a director and the Chief Technology Officer of the Company loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. During the year ended December 31, 2023, the loan was repaid.

11. Common Stock

There were no stock transactions during the period ended March 31, 2024. At March 31, 2024, the Company had 296,037,813 shares of common stock issued and outstanding.

The following stock transactions occurred with respect to the Company’s common stock during the year ended December 31, 2023:

a)	On February 14, 2023, 206,667,233 shares of common stock valued at $10,333,362 were issued to the shareholders of Lithium Harvest pursuant to the Agreement with Lithium Harvest with respect to the Exchange Transaction.

b)	On February 14, 2023, 71,979,703 shares of common stock valued at $3,589,885 were issued to a lender pursuant to a convertible loan settlement in connection with the Exchange Transaction.

c)	On August 18, 2023, 1,500,000 shares of common stock valued at $375,000 were issued to an investor pursuant to a private placement subscription at $0.25 per share.

d)	On August 18, 2023, an aggregate of 4,006,000 shares of common stock valued at $1,402,100 were issued to investors pursuant to private placement subscriptions at $0.35 per share.

e)	On December 22, 2023, an aggregate of 3,341,000 shares of common stock valued at $1,169,350 were issued to investors pursuant to private placement subscriptions at $0.35 per share.

As of December 31, 2023, the Company had 296,037,813 shares of common stock issued and outstanding.

12. Related Party transactions

Related party transactions as of March 31, 2024 and December 31, 2023 are summarized as follows:

	Mar 31, 2024	Dec 31, 2023

Accounts payable	$260,290	$205,558
Accrued liabilities	427,370	296,839
	$687,660	$502,397

Stefan Muehlbauer resigned as a director on February 14, 2023 and is currently the Chief Financial Officer (“CFO”). During the three months ended March 31, 2024, the Company incurred management fees to the CFO totaling an aggregate of $31,250 (March 31, 2023 - $15,625). At March 31, 2024, $140,875 (March 31, 2023 - $110,465) was owing to the CFO for management fees, both current and past due, and $2,742 (March 31, 2023 - $1,180) for reimbursement of out of pocket expenses. The Company entered into an Employment Agreement with the CFO on February 14, 2023. His annual salary is $125,000, payable on a monthly basis with other benefits. The employment agreement is for a period of one year and at such time, the CFO will be eligible to receive a one-time, lump sum bonus of $25,000, subject to other conditions and terms. The Company is currently re-negotiating a new employment agreement with Mr. Muehlbauer.

On February 14, 2023, Tiffany Muehlbauer resigned as Chief Technology Officer. At March 31, 2024, $12,766 (March 31, 2023 - $12,766) was owing to the prior officer for past due salaries and $25,500 (March 31, 2023 - $25,500) for management fees.

At March 31, 2024, the Company owed a company controlled by the above two related parties $20,647 (March 31, 2023 - $20,647) for office expenses.

On February 14, 2023, Sune Mathiesen became a director and Chief Executive Officer (“CEO”) of the Company. During the three months ended March 31, 2024, Lithium Harvest incurred management fees payable to the CEO totaling an aggregate of $79,744 (DKK 550,000) (March 31, 2023 - $40,023 (DKK 275,000)). At March 31, 2024, $227,785 (DKK 1,575,000) (March 31, 2023 - $40,023 (DKK 275,000)) was owing to the CEO for salary, and $1,390 (DKK 9,614) (March 31, 2023 - $1,915 (DKK 13,157)) for out of pocket expenses. At March 31, 2024, an aggregate of $nil (March 31, 2023 - $2,195 (DKK 15,088)) was owed to the CEO for a note payable and accrued interest. The loan had a 3% interest rate and was due on or before May 1, 2023. The loan was repaid on April 17, 2023. (See Note 10) Lithium Harvest entered into an Employment Agreement with Mr. Mathiesen on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CEO may be eligible to receive an annual bonus of up to 150% of his current annual salary.

At March 31, 2024, a company controlled by a director and CEO was owed $95,815 (DKK 662,500) (March 31, 2023 - $284,243 (DKK 1,953,067)) for management fees and out of pocket expenses, both current and past due. An aggregate of $Nil (March 31, 2023 - $17,217 (DKK 118,300)) was also owed to a company controlled by the director and CEO for notes payable and accrued interest. The loan had a 3% interest rate that was due on or before May 1, 2023. The loan was repaid on April 19, 2023. (See Note 10)

On February 14, 2023, Paw Juul became the Chief Technology Officer (“CTO”) of the Company. During the three months ended March 31, 2024, Lithium Harvest incurred management fees from the CTO totaling an aggregate of $79,744 (DKK 550,000) (March 31, 2023 - $40,023 (DKK 275,000). At March 31, 2024, $198,405 (DKK 1,371,850) (March 31, 2023 - $40,023 (DKK 275,000)) was owing to the CTO for salaries. Lithium Harvest entered into an Employment Agreement with Mr. Juul on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CTO may be eligible to receive an annual bonus up to 150% of his current annual salary.

On April 28, 2023, a Company controlled by a director and CTO of the Company, Paw Juul, loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. The loan was repaid on August 24, 2023.

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

Restricted stock and RSU awards are subject to vesting spread over time at the discretion of the committee administering the Incentive Plan. Upon the vesting of RSUs and the Company’s determination that any necessary conditions precedent to the release of vested shares have been satisfied, such vested shares will then be made available to the participants. Except as otherwise provided in the Incentive Plan or award agreement, the participants with a restricted stock award shall have all the rights of a stockholder, including the right to vote the shares of restricted stock. The RSU awards granted on May 10, 2023 provide that the recipients do not have rights of a stockholder prior to vesting. The fair value of the Company’s common stock on the grant date was $0.072 per share. At March 31, 2024, the stock based compensation expense was $640,902.

The table below sets forth the vesting schedule with respect to the RSUs granted on May 10, 2023.

			Vesting Schedule (Number of Shares)
Name	Title	Total RSUs	May 10, 2024	May 10, 2025	May 10, 2026
Sune Mathiesen	CEO, Director	6,111,111	2,037,037	2,037,037	2,037,037
Paw Juul	CTO, Director	5,625,000	1,875,000	1,875,000	1,875,000
Stefan Muehlbauer	CFO, Secretary	1,736,111	578,704	578,704	578,703
Kristian Jensen	Director	1,458,333	486,111	486,111	486,111
			4,976,852	4,976,852	4,976,851

On February 1, 2024, the Company received the resignation of Kristian Jensen as director. In accordance with the Incentive Plan, the unvested RSU award granted to Mr. Jensen in the amount of 1,458,333 units was forfeited. Below is the updated vesting schedule as at March 31, 2024:

			Vesting Schedule (Number of Shares)
Name	Title	Total RSUs	May 10, 2024	May 10, 2025	May 10, 2026
Sune Mathiesen	CEO, Director	6,111,111	2,037,037	2,037,037	2,037,037
Paw Juul	CTO, Director	5,625,000	1,875,000	1,875,000	1,875,000
Stefan Muehlbauer	CFO, Secretary	1,736,111	578,704	578,704	578,703
		13,472,222	4,490,741	4,490,741	4,490,740

14. Commitments and Contingencies

At March 31, 2024, there were no commitments or contingencies to report other than what has been disclosed in this report.

15. Income Taxes

The Company and its subsidiaries file separate income tax returns.

The Company files income tax returns in the United States of America and in the States of Florida and Indiana for Sustainable Projects Group Inc. and YER Brands Inc., respectively, and is subject to a U.S. federal corporate income tax rate of 21%. The Company generated a taxable loss for the three months ended March 31, 2024 and 2023. Lithium Harvest is subject to a Danish corporate income tax rate of 22%.

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

All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. When used in this report, the words “will,” “may,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions, or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 4, 2023, and in Part II, Item 1A. “Risk Factors” in any Quarterly Reports on Form 10-Q filed subsequently thereto, including any risks described in Part II, Item 1A. “Risk Factors” of this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We plan to start construction of our first two lithium carbonate manufacturing facilities in North Dakota and Ohio in the second half of 2024, which we anticipate will be capable of manufacturing up to a total of 2,000 metric tons of lithium carbonate equivalent, and we plan to begin manufacturing battery-grade lithium compounds at such facilities in the second half of 2025. No assurance can be given that we will be able to establish such facilities or begin manufacturing within this timeframe or at all.

On February 14, 2023, we entered into a Securities Exchange Agreement (the “Agreement”) with Lithium Harvest ApS, a Denmark private limited liability company (“Lithium Harvest”), and all of the shareholders of Lithium Harvest (the “Shareholders”). Pursuant to the terms of the Agreement, we acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of our common stock (the “Exchange Transaction”). The Exchange Transaction closed on February 14, 2023.

Prior to the Exchange Transaction, we were a business development company engaged in project development and holdings through value-based investments and collaborative partnerships, including a joint venture relationship with Hero Wellness Systems Inc. (“Hero Wellness”) and a purchase agreement with the inventors of the Soy-yer Dough product line. During September 2022, we decided to exit the joint venture with Hero Wellness, and following the Exchange Transaction, we have not made final plans on the Soy-yer Dough project. We impaired our intangible assets associated with this project as of December 31, 2021.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023

Operating Expenses
Administrative and other operating expenses	101,030	19,064
Advertising and marketing	2,147	-
Depreciation	10,212	770
Amortization of ROU Assets	59,516	-
Management fees	267,581	201,591
Professional fees	77,942	83,308
Rent expense	-	49,607
Operating expenses	42,889	-
Wages and salaries	145,329	53,476
Travel expenses	29,718	7,018
Vehicle expenses	23,953	-
Lease liability expense	42,688	-
Research and development expense	7,770	-
Stock based payments	148,195	-
	958,970	414,834

Operating loss before other items	(958,970)	(414,834)
Miscellaneous income	87,172	21,574
Interest (expense) income	(810)	1,228

Net loss	(872,608)	(392,032)
Comprehensive gain (loss) - translation	51,820	(4,898)

Net loss and comprehensive loss attributed to shareholders	$(820,788)	$(396,930)

Loss per share of common stock
-Basic and diluted	$(0.003)	$(0.003)
Weighted average no. of shares of common stock
-Basic and diluted	296,037,813	147,958,345

Results of Operations

Quarter Ended March 31, 2024 Compared to the Quarter Ended March 31, 2023

Operating Expenses. The Company’s operating expenses during the three months ended March 31, 2024 were $958,970 as compared to $414,834 for the same time period of the prior fiscal year. The increase in operating expenses can be primarily attributed to the expansion of business activities following the reverse acquisition of Lithium Harvest. The most significant cost drivers are related to stock based payments, which increased from $0 in the first quarter of 2023 to $148,195 during the first quarter of 2024. As disclosed above, the stock based compensation in the form of RSUs requires stockholder approval prior to settlement. Additionally, the increase in operating expenses was affected by a significant increase in wages and salaries, which increased to $145,329 for the three months ended March 31, 2024 as compared to $53,476 in the corresponding quarter for the year 2023. The third major driver of operating expenses was increased administrative and other operating expenses, which increased from $19,064 for the quarter ending March 31, 2023 to $101,030 during the quarter ending March 31, 2024. This increase in cost is largely attributed to expansion of our operating activities. Additionally, management fees increased from $201,591 for the quarter ended March 31, 2023 to $267,581 for the quarter ended March 31, 2024.

Miscellaneous Income. During the three months ended March 31, 2024, the Company had miscellaneous income of $87,172, compared to $21,574 during the same prior fiscal year period. This increase in miscellaneous income was attributable to income from sub-leases of office space at our Denmark office.

Net Loss. During the three months ended March 31, 2024, the Company had a net loss of $872,608, compared to a net loss of $392,032 in the same prior fiscal year period. The increased loss was generally attributable to increased expenses in ramping up our business activities following the reverse acquisition of Lithium Harvest. As disclosed above, the largest cost increases experienced during the three-month period ended March 31, 2024 stock based payments, wages and salaries, administrative and other operating expenses, and management fees.

Translation Gain (Loss). During the three-month period ended March 31, 2024, the Company had a translation gain of $51,820 as compared to a translation loss of $4,898 during the same period during the year 2023. This translation gain stems from variability in the exchange rate between U.S. Dollars and Danish Krone.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $399,945, compared to a cash balance of $847,724 at December 31, 2023. The decrease in cash balance was primarily due to increasing operating expenses as disclosed above. During the 12-month period following the date of this report, management anticipates that the Company will not generate sufficient revenues to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management may attempt to secure debt financing for future growth, but due to the absence of meaningful assets and limited operating history, debt financing may not be available to the Company. Management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock, as well as debt if available. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products or facilities and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its business, additional development of its lithium extraction facilities will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

As of March 31, 2024, we had total assets of $2,393,357, and a working capital deficit of $876,027, compared with total assets of $3,069,604 and a working capital deficit of $205,103 at December 31, 2023. The increase in the working capital deficit was primarily due to a significant decrease in cash from $847,724 on December 31, 2003 to $399,945 on March 31, 2024. Furthermore, the increase in working capital was driven by amounts due to related parties.

Net Cash (Used in) Provided by Operating Activities

During the quarter ended March 31, 2024, net cash used in operating activities was $389,075 compared to net cash provided of $393,498 for the quarter ended March 31, 2023. The increase in cash used in operating activities was primarily related to the expansion of business activities following the reverse acquisition of Lithium Harvest. As disclosed above, the largest drivers of this increase in net cash used in operating activities were increased stock based payments, wages and salaries, administrative and other operating expenses, and management fees.

Net Cash Used in Investing Activities

During the quarter ended March 31, 2024, net cash used in investing activities was $25,611 compared to $47,240 for the quarter ended March 31, 2023. The decrease in cash used in investing activities was primarily due to decreased spending for office equipment and the completion of our website design process.

Net Cash Used in Financing Activities

During the quarter ended March 31, 2024, net cash flows used in financing activities was $85,843 as compared with $280,038 for the quarter ended March 31, 2023. During the quarter ended March 31, 2024, net cash used in financing activities was due to lease payments. During the quarter ended March 31, 2023, net cash used in financing activities was largely due to share issuances related to the Exchange Transaction.

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $4,232,365 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $399,945 in cash as of March 31, 2024. Cash used by operations was $389,075 for the quarter ended March 31, 2024. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

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

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts of expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Material weaknesses (1), (2), (3) and (4), which were originally identified by the Company’s Chief Financial Officer in connection with fiscal year 2021 financial results, were not remediated and therefore remained ineffective at March 31, 2024. Material weaknesses (5) and (6) were identified by the Company’s Chief Financial Officer in connection with the re-audit of its financial statements as of December 31, 2022 and December 31, 2021, were not remediated and therefore remained ineffective at March 31, 2024.

The Company is committed to improving its financial organization. As part of this commitment and when funds are available, the Company intends to create a position to segregate duties consistent with control objectives and increase its personnel resources and technical accounting expertise within the accounting function by:

(i)	appointing one or more outside directors to its board of directors who will also be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal control over financial reporting;
(ii)	preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;
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

Management will continue to monitor and evaluate the effectiveness of the Company’s internal control over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above, until the controls operate for a sufficient period of time, and until management has concluded, through testing, that the controls are effective.

Changes in Internal Control over Financial Reporting

There were no changes (other than as described above) in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 4, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

Index to and Description of Exhibits

The exhibits listed in the following exhibit index are filed as part of this report.

Exhibit	Description
2.1	Securities Exchange Agreement, among the Company, Lithium Harvest ApS and, for certain limited purposes, its shareholders, dated as of February 14, 2023, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

3.1	Articles of Incorporation and Certificate of Amendment, dated September 4, 2009, incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.3	Certificate of Amendment to Articles of Incorporation, dated August 16, 2010, incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.4	Certificate of Amendment to Articles of Incorporation, dated November 9, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed December 19, 2016.

3.5	Certificate of Amendment to Articles of Incorporation, dated October 18, 2017 incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed October 26, 2017.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the quarterly report on Form 10-Q of Sustainable Projects Group Inc. for the period ended March 31, 2024, formatted in Inline XBRL: (i) the Consolidated Interim Balance Sheets, (ii) the Consolidated Interim Statements of Operations and Comprehensive Loss; (iii) the Consolidated Interim Statements of Stockholders’ Deficit, (iv) the Consolidated Interim Statements of Cash Flows, (v) the Notes to Consolidated Unaudited Interim Financial Statements and (vi) the information in Part II, Item 5.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sustainable projects Group Inc.

Date: May 10, 2024	By:	/s/ Sune Mathiesen
	Name:	Sune Mathiesen
	Title:	President & Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 13