Form 10-Q
period 2024-06-30
Sustainable Projects Group Inc.
filed 2024-08-14
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended	June 30, 2024

☐	transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to _______________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tankedraget 7, Aalborg, Denmark	DK-9000
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

As of August 13, 2024, there were 296,037,813 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

SUSTAINABLE PROJECTS GROUP INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023

As at
ASSETS
Current Assets:
Cash	$188	$847,724
Prepaid expenses and deposits	281,049	398,067
	281,237	1,245,791

Right of Use Asset – Note 9	1,522,773	1,688,003
Equipment – Note 5	109,015	102,907
Intangible assets – Note 7	30,162	32,903

TOTAL ASSETS	$1,943,187	$3,069,604

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 8	$525,384	$449,952
Amounts due to related parties – Note 12	784,055	502,397
Other payable – Note 4	8,636	19,334
Payroll liabilities	25,543	149,148
Note payable, related party – Note 10, 12	21,901	-
Notes and interest payable – Note 10	71,225	69,605
Deposits received	73,902	76,545
Lease liability, current portion – Note 9	187,834	183,913
TOTAL CURRENT LIABILITIES	1,698,480	1,450,894

NON-CURRENT LIABILITIES
Lease Liability obligation, long term – Note 9	1,420,096	1,559,818
TOTAL NON-CURRENT LIABILITIES	1,420,096	1,559,818

TOTAL LIABILITIES	3,118,576	3,010,712

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 296,037,813 (Dec 31, 2023 – 296,037,813)	29,604	29,604
Additional Paid In Capital	3,586,468	3,438,273
Accumulated Deficit	(4,809,664)	(3,359,757)
Other Accumulated Comprehensive Gain (Loss)	18,203	(49,228)
TOTAL STOCKHOLDERS’ DEFICIT	(1,175,389)	58,892

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,943,187	$3,069,604

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Operating Expenses
Administrative and other operating expenses	$24,868	$28,387	$125,898	$47,451
Advertising and promotion	5,290	8,157	7,437	8,157
Amortization ROU Assets	59,475	58,878	118,991	58,878
Depreciation	10,357	11,687	20,569	12,457
Consulting fees	2,010	61,221	2,010	61,221
Management fees	216,864	191,885	484,445	393,476
Professional fees	69,673	55,622	147,615	138,930
Rent expense	-	2,194	-	51,801
Office Maintenance & Utilities	45,545	36,116	88,434	36,116
Wages and salaries	150,602	146,236	295,931	199,712
Travel Expenses	18,501	10,319	48,219	17,337
Vehicle expenses	14,247	18,878	38,200	18,878
Stock based payments	-	164,236	148,195	164,236
Lease liability expense	41,575	45,718	84,263	45,718
Research and development	207	-	7,977	-
Total Operating Expenses	659,214	839,534	1,618,184	1,254,368

Operating loss before other items	(659,214)	(839,534)	(1,618,184)	(1,254,368)
Miscellaneous income	82,725	69,817	169,897	91,391
Interest (expense) income	(810)	(976)	(1,620)	252

Net loss	(577,299)	(770,693)	(1,449,907)	(1,162,725)
Comprehensive loss - translation	15,611	(6,959)	67,431	(11,857)

Net loss and comprehensive loss attributed to shareholders	$(561,688)	$(777,652)	$(1,382,476)	$(1,174,582)

Loss per share of common stock
-Basic and diluted	$(0.002)	$(0.003)	$(0.005)	$(0.005)
Weighted average no. of shares of common stock
-Basic and diluted	296,037,813	287,190,813	296,037,813	217,959,199

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

		Par Value at	Additional		Accumulated Other
	Common	$0.0001	Paid-in	Accumulated	Comprehensive
For June 30, 2024	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2023	296,037,813	$29,604	$3,438,273	$(3,359,757)	$(49,228)	$58,892
Stock based payments	-	-	148,195	(148,195)	-	-
Net loss and comprehensive loss	-	-	-	(724,413)	51,820	(672,593)
Balance, March 31, 2024	296,037,813	29,604	3,586,468	(4,232,365)	2,592	(613,701)
Net loss and comprehensive loss	-	-	-	(577,299)	15,611	(561,688)
Balance, June 30, 2024	296,037,813	$29,604	$3,586,468	$(4,809,664)	$18,203	$(1,175,389)

	Common	Par Value at $0.0001	Share	Additional Paid-in	Shares	Accumulated	Accumulated Other Comprehensive
For June 30, 2023	Shares	Amount	Capital	Capital	Subscribed	Deficit	Loss	Total

Balance, December 31, 2022	50,000	$-	$7,940	$-	$-	$(224,419)	$(4,853)	$(221,332)
Common stock issued in reverse acquisition*	287,140,813	28,719	(7,940)	-	-	(387,386)	-	(366,607)
Net loss and comprehensive loss	-	-	-	-	-	(392,032)	(4,898)	(396,930)

Balance, March 31, 2023	287,190,813	$28,719	$-	$-	$-	$(1,003,837)	$(9,751)	$(984,869)
Shares subscribed at $0.25 per share	-	-	-	-	375,000	-	-	375,000
Shares subscribed at $0.35 per share	-	-	-	-	877,100	-	-	877,100
Stock based payments	-	-	-	164,236	-	(164,236)	-	-
Net loss and comprehensive loss	-	-	-	-	-	(606,457)	(6,959)	(613,416)

Balance, June 30, 2023	287,190,813	$28,719	$-	$164,236	$1,252,100	$(1,774,530)	$(16,710)	$(346,185)

*	Including 71,979,703 shares of common stock issued pursuant to a convertible loan settlement, as disclosed in Note 11.

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2024	June 30, 2023

Cash Flows from operating activities:
Net loss	$(1,449,907)	$(1,162,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,569	12,457
ROU amortization	118,991	58,878
Stock based compensation	148,195	164,236
Interest on lease payments	84,263	-
Changes in current assets and liabilities
Prepaid expenses	117,018	(211,882)
Accounts receivable	-	(47)
Other receivables	-	(76,182)
Accounts payable and accrued expenses	75,432	445,324
Interest payable	1,620	-
Payroll liabilities	(123,605)	53,807
Other payables	(10,698)	-
Deposits received	(2,643)	71,109
Deferred revenue	-	8,388
Amount due to related parties	303,559	490,341
Net cash used in operating activities	(717,206)	(146,296)

Cash Flows from investing activities:
Office equipment	(2,648)	(108,837)
Filtration equipment	(24,931)	(25,056)
Intangible assets	-	(10,538)
Net cash used in investing activities	(27,579)	(144,431)

Cash Flows from financing activities:
Proceeds from note and interest payable, related party	-	14,605
Proceeds from note payable and interest payable	-	67,966
Shares subscribed	-	1,252,100
Common stock issued in reverse acquisition	-	(366,607)
Lease payments	(170,865)	(45,718)
Net cash (used in) provided by financing activities	(170,865)	922,346

Effect of foreign exchange on cash	68,114	(2,111)

Net (decrease) increase in cash	(847,536)	629,508
Cash at beginning of period	847,724	-
Cash at end of period	$188	$629,508

Supplemental Disclosures
Cash paid for:
Interest	$-	$-

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The Company’s year-end is December 31.

2. Going Concern

These consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States or “GAAP,” which contemplate continuation of the Company as a going concern. However, the Company has limited revenue and has sustained operating losses resulting in a deficit. In view of these matters, realization of a major portion of the assets in the accompanying consolidated interim balance sheets is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the successful completion of the Company’s planned lithium production facilities.

The Company has accumulated a deficit of $4,809,664 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $188 in cash as of June 30, 2024. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investment in order to support its existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cashflows for the interim period presented in accordance with GAAP. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s audited December 31, 2023 year-end financial statements. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024.

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

Restatement of Previously Issued Consolidated Financial Statements

The Company restated its Consolidated Interim Balance Sheets as of June 30, 2023, Consolidated Interim Statements of Operations and Comprehensive Loss, Consolidated Interim Statements of Stockholders’ Deficit, Consolidated Interim Statements of Cash Flows and its Notes to the Consolidated Interim Financial Statements for each of the three and six months ended June 30, 2023 and 2022, which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 22, 2023 (the “Original Form 10-Q”). These consolidated interim financial statements were restated to reflect the identification of impairment of goodwill, intellectual property and inventories associated with the Company’s intellectual property related to its YER Brands subsidiary in the three and six months ended June 30, 2023 and 2022. These financial statements include the impairment of inventory, intellectual properties and intangible assets of YER Brands Inc.

1. Restatement of Financial Statements:

The Company restated its financial statements as of and for the three and six months ended June 30, 2023 and 2022, included in its Original Form 10-Q, due to the identification of impairment of goodwill associated with the Company’s intellectual property related to its YER Brands subsidiary. This impairment occurred subsequent to the filing of the Original Form 10-Q, retroactively, and resulted in material adjustments to the consolidated interim financial statements. The impairment assessment was performed in accordance with GAAP.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its various businesses on a corporation-wide basis. As of June 30, 2024, the Company has three reportable segments: YER Brands, Sustainable Projects Group and Lithium Harvest. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. Each operating segment’s performance is evaluated based on its segment income. Segment income is defined as gross sales and miscellaneous income. For the six months ended June 30, 2024 and the year ended December 31, 2023, segment income and total assets were reported as follows:

	For the Six	For the Year
	Months Ended	Ended
	June 30, 2024	December 31, 2023
Sales and miscellaneous income
Sustainable Projects Group	$-	$-
YER Brands	-	-
Lithium Harvest	169,897	251,089
Total Sales	$169,897	$251,089

Total Assets
Sustainable Projects Group	$16,014	$6,090
YER Brands	-	-
Lithium Harvest	1,927,173	3,063,514
Total Assets	$1,943,187	$3,069,604

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

5. Equipment

Equipment as of June 30, 2024 and December 31, 2023 is summarized as follows:

		Accumulated
As of June 30, 2024	Cost	Depreciation	Net

Computer	$23,262	$11,498	$11,764
Equipment	5,000	5,000	-
Office Furniture & Equipment	92,663	40,972	51,691
Machinery under construction	45,560	-	45,560
	$166,485	$57,470	$109,015

		Accumulated
As of December 31, 2023	Cost	Depreciation	Net

Computer	$21,088	$8,461	$12,627
Equipment	5,000	5,000	-
Office Furniture & Equipment	95,320	26,260	69,060
Machinery under construction	21,220	-	21,220
	$142,628	$39,721	$102,907

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

7. Intangible Assets

Intangible assets as of June 30, 2024 and December 31, 2023 are summarized as follows:

		Accumulated
As of June 30, 2024	Cost	Depreciation	Net

Patent - Denmark	$34,964	$4,802	$30,162

		Accumulated
As of December 31, 2023	Cost	Depreciation	Net

Patent - Denmark	$35,967	$3,064	$32,903

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of June 30, 2024 and December 31, 2023 are summarized as follows:

Accounts Payable:	Jun 30, 2024	Dec 31, 2023
Accounting fee	$28,470	$25,597
Audit fee	81,750	750
Consulting fee	73,266	73,266
Machinery under construction	966	-
Rental expenses	63,992	63,992
Professional fees	148,123	176,767
Others	96,613	42,330
	$493,180	$382,702

Accrued liabilities:	Jun 30, 2024	Dec 31, 2023
Professional fees	$20,007	$-
Accounting fees	4,318	-
Audit fees	5,000	67,250
General and Administrative	2,879	-
	$32,204	$67,250

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

	June 30,	December 31,
	2024	2023
Right-of-use asset
Right-of-use asset, net	$1,522,773	$1,688,003

Lease liability
Current lease liability	$187,834	$183,913
Non-current lease liability	1,420,096	1,559,818
Total lease liability	$1,607,930	$1,743,731

Remaining lease term and discount rate
Weighted average remaining lease term	78 months	84 months
Discount rate used	10%	10%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of June 30, 2024:

Remainder of 2024	$170,865
Thereafter	2,041,030
Less: imputed interest	(603,965)
Total	$1,607,930

10. Notes Payable, Convertible Notes Payable and Obligation to Issue Shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan was originally due on or before April 15, 2022. On March 28, 2022, the term of the loan agreement was extended to April 15, 2024. At June 30, 2024, the Company is in default, and there was $9,335 (June 30, 2023 - $7,580) in accrued interest under the loan. The Company is negotiating new terms.

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

During the year ended December 31, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company, with one note in the principal amount of $17,173 (DKK 118,000) and the other in the principal amount of $2,183 (DKK 15,000), and each with a 3% interest rate per annum that was due on or before May 1, 2023. These loans have been repaid. (See Note 12)

On March 29, 2023, the Company entered into a $10,000 note payable with a 15% interest rate per annum with a related party. The loan repayment due date has been extended to December 31, 2024. At June 30, 2024, the accrued interest was $1,890 (June 30, 2023 - $386).

On April 28, 2023, a company controlled by a director and the Chief Technology Officer of the Company loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. The accrued interest at June 30, 2023 was $76. Subsequent to June 30, 2023, the loan was repaid.

On June 27, 2024, a company controlled by a director and the Chief Executive Officer of the Company loaned the Company $21,901 (DKK 152,160). The loan bears no interest and is due on or before September 30, 2024. If the loan is not paid by September 30, 2024, then the loan shall bear a rate of 5% interest.

11. Common Stock

There were no stock transactions during the period ended June 30, 2024. At June 30, 2024, the Company had 296,037,813 shares of common stock issued and outstanding.

The following stock transactions occurred with respect to the Company’s common stock during the year ended December 31, 2023:

a)	On February 14, 2023, 206,667,233 shares of common stock valued at $10,333,362 were issued to the shareholders of Lithium Harvest pursuant to the Agreement with Lithium Harvest with respect to the Exchange Transaction.

b)	On February 14, 2023, 71,979,703 shares of common stock valued at $3,589,885 were issued to a lender pursuant to a convertible loan settlement in connection with the Exchange Transaction.

c)	On August 18, 2023, 1,500,000 shares of common stock valued at $375,000 were issued to an investor pursuant to a private placement subscription at $0.25 per share.

d)	On August 18, 2023, an aggregate of 4,006,000 shares of common stock valued at $1,402,100 were issued to investors pursuant to private placement subscriptions at $0.35 per share.

e)	On December 22, 2023, an aggregate of 3,341,000 shares of common stock valued at $1,169,350 were issued to investors pursuant to private placement subscriptions at $0.35 per share.

As of December 31, 2023, the Company had 296,037,813 shares of common stock issued and outstanding.

12. Related Party transactions

Related party transactions as of June 30, 2024 and December 31, 2023 are summarized as follows:

	Jun 30, 2024	Dec 31, 2023

Accounts payable	$302,775	$205,558
Accrued liabilities	481,280	296,839
	$784,055	$502,397

Stefan Muehlbauer resigned as a director on February 14, 2023 and is currently the Chief Financial Officer (“CFO”). During the six months ended June 30, 2024, the Company incurred management fees to the CFO totaling an aggregate of $93,750 (June 30, 2023 - $58,125). At June 30, 2024, $182,272 (June 30, 2023 - $110,465) was owing to the CFO for management fees, both current and past due, and $18,727 (June 30, 2023 - $1,180) for reimbursement of out of pocket expenses. The Company entered into a new employment agreement with the CFO effective February 1, 2024 (the “CFO Agreement”). Under the terms of the CFO Agreement, Mr. Muehlbauer will continue to serve as the Company’s chief financial officer until December 31, 2025, except upon earlier termination pursuant to the terms of the CFO Agreement. Pursuant to the CFO Agreement, Mr. Muehlbauer is entitled to an annual base salary of $200,000 and is eligible to participate in the Company’s retirement plan, subject to the eligibility terms and conditions of such plan. The CFO Agreement also indicates that Mr. Muehlbauer shall be eligible to receive (i) an annual cash bonus of up to 100% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his base salary pursuant to a separate stock grant agreement.

On February 14, 2023, Tiffany Muehlbauer resigned as Chief Technology Officer. At June 30, 2024, $12,766 (June 30, 2023 - $12,766) was owing to the prior officer for past due salaries and $25,500 (June 30, 2023 - $25,500) for management fees.

At June 30, 2024, the Company owed a company controlled by the above two related parties $20,647 (June 30, 2023 - $20,647) for office expenses.

On February 14, 2023, Sune Mathiesen became a director and Chief Executive Officer (“CEO”) of the Company. During the six months ended June 30, 2024, Lithium Harvest incurred management fees payable to the CEO totaling an aggregate of $79,164 (DKK 550,000) (June 30, 2023 - $119,808 (DKK 825,000)). At June 30, 2024, $220,031 (DKK 1,528,691) (June 30, 2023 - $91,945 (DKK 627,500)) was owing to the CEO for salary, and $Nil (June 30, 2023 - $459 (DKK 16,779)) for out of pocket expenses. At June 30, 2024, an aggregate of $Nil (June 30, 2023 - $23 (DKK 155)) was owed to the CEO for accrued interest under a loan from the CEO. The loan had a 3% interest rate and was due on or before May 1, 2023. The loan was repaid on April 17, 2023. (See Note 10) Lithium Harvest entered into an Employment Agreement with Mr. Mathiesen on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CEO may be eligible to receive an annual bonus of up to 150% of his current annual salary.

Effective on April 1, 2024, the employment agreement with Mr. Mathiesen and Lithium Harvest was terminated by mutual agreement of the parties and Mr. Mathiesen entered into a new executive employment agreement with the Company (the “CEO Employment Agreement”). Under the terms of the CEO Employment Agreement, Mr. Mathiesen will continue to serve as the Company’s chief executive officer until December 31, 2025, except upon earlier termination pursuant to the terms of the CEO Employment Agreement. Pursuant to the CEO Employment Agreement, Mr. Mathiesen is entitled to an annual base salary of $300,000 and is eligible to participate in the Company’s retirement plan, subject to the eligibility terms and conditions of such plan. The CEO Employment Agreement also indicates that Mr. Mathiesen shall be eligible to receive (i) an annual cash bonus of up to 150% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his base salary pursuant to a separate stock grant agreement. This Employment Agreement was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023. At June 30, 2024, the Company incurred and owed management fees payable to the CEO totaling an aggregate of $75,000 and $7,000 for reimbursement of out of pocket expenses.

At June 30, 2024, a company controlled by a director and CEO was owed $Nil (June 30, 2023 - $286,176 (DKK 1,953,067)) for management fees and out of pocket expenses, both current and past due. An aggregate of $Nil (June 30, 2023 - $17,217 (DKK 118,300)) was also owed to a company controlled by the director and CEO for notes payable and accrued interest. The loan had a 3% interest rate that was due on or before May 1, 2023. The loan was repaid on April 19, 2023. On June 27, 2024, a company controlled by a director and the Chief Executive Officer of the Company loaned the Company $21,901 (DKK 152,160). The loan bears no interest and is due on or before September 30, 2024. If the loan is not paid by September 30, 2024, then the loan shall bear a rate of 5% interest.

On February 14, 2023, Paw Juul became the Chief Technology Officer (“CTO”) of the Company. During the six months ended June 30, 2024, Lithium Harvest incurred management fees from the CTO totaling an aggregate of $159,432 (DKK 1,100,000) (June 30, 2023 - $119,808 (DKK 825,000). At June 30, 2024, $260,068 (DKK 1,806,850) (June 30, 2023 - $91,945 (DKK 627,500)) was owing to the CTO for salaries. Lithium Harvest entered into an Employment Agreement with Mr. Juul on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CTO may be eligible to receive an annual bonus up to 150% of his current annual salary.

On April 28, 2023, a company controlled by a director and CTO of the Company, Paw Juul, loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. The loan was repaid on August 24, 2023.

At June 30, 2024, a company controlled by the CEO and CTOs of the Company (Sune Mathiesen and Paw Juul), was owed $310 for out of pocket expenses.

13. Stock Based Compensation

On May 10, 2023, the Company granted restricted stock unit (“RSU”) awards to certain key employees and directors under the Company’s 2023 Equity Incentive Plan (the “Incentive Plan”). The settlement of these RSU awards was subject to stockholder approval. The Company was authorized to grant options and other stock-based awards to executive officers, directors, employees and consultants enabling them to acquire up to 45,000,000 shares of common stock of the Company. The maximum term and/or vesting period was required to not be more than ten years from the grant date.

RSU awards were subject to vesting spread over time at the discretion of the committee administering the Incentive Plan. Upon the vesting of RSUs and the Company’s determination that any necessary conditions precedent to the release of vested shares had been satisfied, such vested shares would have been made available to the participants. The RSU awards granted on May 10, 2023 provided that the recipients did not have rights of a stockholder prior to vesting. The fair value of the Company’s common stock on the grant date was $0.072 per share. At June 30, 2024, the stock based compensation expense was $640,902.

Pursuant to the terms of the Incentive Plan, because the Incentive Plan did not receive approval of the Company’s stockholders on or before May 10, 2024, the Incentive Plan and all awards issued thereunder are of no further force and effect. Therefore, the Incentive Plan and all RSU awards issued under the Incentive Plan automatically terminated on May 11, 2024.

The table below sets forth the original vesting schedule with respect to the RSUs granted on May 10, 2023.

			Vesting Schedule (Number of Shares)
Name	Title	Total RSUs	May 10, 2024	May 10, 2025	May 10, 2026
Sune Mathiesen	CEO, Director	6,111,111	2,037,037	2,037,037	2,037,037
Paw Juul	CTO, Director	5,625,000	1,875,000	1,875,000	1,875,000
Stefan Muehlbauer	CFO, Secretary	1,736,111	578,704	578,704	578,703
Kristian Jensen	Director	1,458,333	486,111	486,111	486,111
			4,976,852	4,976,852	4,976,851

On February 1, 2024, the Company received the resignation of Kristian Jensen as director. In accordance with the Incentive Plan, the unvested RSU award granted to Mr. Jensen in the amount of 1,458,333 units was forfeited. Below was the updated vesting schedule prior to the automatic termination of the RSUs on May 11, 2024:

			Vesting Schedule (Number of Shares)
Name	Title	Total RSUs	May 10, 2024	May 10, 2025	May 10, 2026
Sune Mathiesen	CEO, Director	6,111,111	2,037,037	2,037,037	2,037,037
Paw Juul	CTO, Director	5,625,000	1,875,000	1,875,000	1,875,000
Stefan Muehlbauer	CFO, Secretary	1,736,111	578,704	578,704	578,703
		13,472,222	4,490,741	4,490,741	4,490,740

14. Commitments and Contingencies

At June 30, 2024, there were no commitments or contingencies to report other than what has been disclosed in this report.

15. Income Taxes

The Company and its subsidiaries file separate income tax returns.

The Company files income tax returns in the United States of America and in the States of Florida and Indiana for Sustainable Projects Group Inc. and YER Brands Inc., respectively, and is subject to a U.S. federal corporate income tax rate of 21%. The Company generated a taxable loss for the three and six months ended June 30, 2024 and 2023. Lithium Harvest is subject to a Danish corporate income tax rate of 22%.

16. Legal Matters

The Company has no known legal issues pending.

17. Subsequent Events

Subsequent to June 30, 2024, a company controlled by the CEO and director of the Company loaned the Company an additional aggregate of approximately $221,140 (DKK 1,511,919). The loan bears no interest and is due on or before September 30, 2024. If the loan is not paid by September 30, 2024, then the loan shall bear a rate of 5% interest.

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

We plan to start construction of our first two lithium carbonate manufacturing facilities in North Dakota in the second half of 2024, which we anticipate will be capable of manufacturing up to a total of 2,800 metric tons of lithium carbonate, and we plan to begin manufacturing battery-grade lithium compounds at such facilities in the second half of 2025. We plan to continue to invest in manufacturing capacity and aim to have a total manufacturing capacity of approximately 6,000 metric tons of lithium carbonate by the end of 2026. No assurance can be given that we will be able to establish such facilities or begin manufacturing within this timeframe or at all.

On February 14, 2023, we entered into the Exchange Agreement with Lithium Harvest and all of the Shareholders. Pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of our common stock. The Exchange Transaction closed on February 14, 2023.

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

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Operating Expenses
Administrative and other operating expenses	$24,868	$28,387	$125,898	$47,451
Advertising and promotion	5,290	8,157	7,437	8,157
Amortization ROU Assets	59,475	58,878	118,991	58,878
Depreciation	10,357	11,687	20,569	12,457
Consulting fees	2,010	61,221	2,010	61,221
Management fees	216,864	191,885	484,445	393,476
Professional fees	69,673	55,622	147,615	138,930
Rent expense	-	2,194	-	51,801
Office Maintenance & Utilities	45,545	36,116	88,434	36,116
Wages and salaries	150,602	146,236	295,931	199,712
Travel Expenses	18,501	10,319	48,219	17,337
Vehicle expenses	14,247	18,878	38,200	18,878
Stock based payments	-	164,236	148,195	164,236
Lease liability expense	41,575	45,718	84,263	45,718
Research and development	207	-	7,977	-
Total Operating Expenses	659,214	839,534	1,618,184	1,254,368

Operating loss before other items	(659,214)	(839,534)	(1,618,184)	(1,254,368)
Miscellaneous income	82,725	69,817	169,897	91,391
Interest (expense) income	(810)	(976)	(1,620)	252

Net loss	(577,299)	(770,693)	(1,449,907)	(1,162,725)
Comprehensive gain (loss) - translation	15,611	(6,959)	67,431	(11,857)

Net loss and comprehensive loss attributed to shareholders	$(561,688)	$(777,652)	$(1,382,476)	$(1,174,582)

Loss per share of common stock
-Basic and diluted	$(0.002)	$(0.003)	$(0.005)	$(0.005)
Weighted average no. of shares of common stock
-Basic and diluted	296,037,813	287,190,813	296,037,813	217,959,199

See accompanying notes to the unaudited interim consolidated financial statements.

Results of Operations

Quarter Ended June 30, 2024 Compared to the Quarter Ended June 30, 2023

Operating Expenses. The Company’s operating expenses during the three months ended June 30, 2024 were $659,214 as compared to $839,534 for the same time period of the prior fiscal year. The decrease in operating expenses can be primarily attributed to a decrease in stock based payments from $164,236 during the three months ended June 30, 2023 to $Nil for the same period during the year 2024 and consulting fees from $61,221 during the three months ended June 30, 2023 to $2,010 for the same period during the year 2024, partially offset by an increase in management fees from $191,885 for the three months ended June 30, 2023 to $216,864 for the same period in 2024.

Miscellaneous Income. During the three months ended June 30, 2024, the Company had miscellaneous income of $82,725 compared to $69,817 during the same prior fiscal year period. This increase in miscellaneous income was attributable to income from sub-leases of office space at our Denmark office.

Net Loss. During the three months ended June 30, 2024, the Company had a net loss of $577,299, compared to a net loss of $770,693 in the same prior fiscal year period. The decreased net loss was largely attributable to lower stock based payments and consulting expenses during the three months ended June 30, 2024 as compared to the same period during the year 2023.

Translation Gain (Loss). During the three-month period ended June 30, 2024, the Company had a translation gain of $15,611 as compared to a translation loss of $6,959 during the same period during the year 2023. Translation gains and losses stem from variability in the exchange rate between U.S. Dollars and Danish Krone.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Operating Expenses. The Company’s operating expenses during the six months ended June 30, 2024 were $1,618,184 as compared to $1,254,368 for the same time period of the prior fiscal year. The increase in operating expenses can be primarily attributed to the expansion of business activities following the reverse acquisition of Lithium Harvest. The most significant cost drivers are related to wages and salaries, which increased from $199,712 in the first half of 2023 to $295,931 during the first half of 2024. Additionally, the increase in operating expenses was affected by a significant increase in management fees, which increased to $484,445 for the six months ending June 30, 2024 as compared to $393,476 in the corresponding period for the year 2023. The third major driver of operating expenses was increased administrative and other operating expenses, which increased from $47,451 for the six months ending June 30, 2023 to $125,898 during the six months ended June 30, 2024. Additionally, amortization of ROU Assets relating to our office lease for our headquarters in Denmark increased to $118,991 for the six months ended June 30, 2024 from $58,878 for the six months ended June 30, 2023. These operating expense increases were partially offset by a decrease in rent expense from $51,801 during the six months ended June 30, 2023 to $Nil during the six months ended June 30, 2024.

Miscellaneous Income. During the six months ended June 30, 2024, the Company had miscellaneous income of $166,897, compared to $91,391 during the same prior fiscal year period. This increase in miscellaneous income was attributable to income from sub-leases of office space at our Denmark office.

Net Loss. During the six months ended June 30, 2024, the Company had a net loss of $1,449,907, compared to a net loss of $1,162,725 in the same prior fiscal year period. The increased loss was generally attributable to increased expenses in ramping up our business activities following the reverse acquisition of Lithium Harvest. As disclosed above, the largest cost increases experienced during the six-month period ended June 30, 2024 were attributable to wages and salaries, management fees, administrative and other operating expenses and amortization of ROU assets, partially offset by a decrease in rent expense.

Translation Gain (Loss). During the six-month period ended June 30, 2024, the Company had a translation gain of $67,431 as compared to a translation loss of $11,857 during the same period during the year 2023. Translation gains and losses stem from variability in the exchange rate between U.S. Dollars and Danish Krone.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $188, compared to a cash balance of $847,724 at December 31, 2023. The decrease in cash balance was primarily due to increasing operating expenses as disclosed above. During the 12-month period following the date of this report, management anticipates that the Company will not generate sufficient revenues to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management may attempt to secure debt financing for future growth, but due to the absence of meaningful assets and limited operating history, debt financing may not be available to the Company. Management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock, as well as debt if available. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products or facilities and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its business, additional development of its lithium extraction facilities will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

As of June 30, 2024, we had total assets of $1,943,187, and a working capital deficit of $1,417,243, compared with total assets of $3,069,604 and a working capital deficit of $205,103 at December 31, 2023. The increase in the working capital deficit was primarily due to a significant decrease in cash from $847,724 on December 31, 2003 to $188 on June 30, 2024. The increase in working capital deficit was also driven by increased amounts due to related parties as well as accounts payable and accrued liabilities, partially offset by a decrease in payroll liabilities.

Net Cash Used in Operating Activities

During the six months ended June 30, 2024, net cash used in operating activities was $717,206 compared to $146,292 for the six months ended June 30, 2023. The increase in cash used in operating activities was primarily related to the expansion of business activities following the reverse acquisition of Lithium Harvest. As disclosed above, the largest drivers of this increase in net cash used in operating activities were increased wages and salaries, management fees, administrative and other operating expenses and amortization of ROU assets, partially offset by a decrease in rent expense.

Net Cash Used in Investing Activities

During the six months ended June 30, 2024, net cash used in investing activities was $27,579 compared to $144,431 for the six months ended June 30, 2023. The decrease in cash used in investing activities was primarily due to decreased spending for office equipment and the completion of our website design process.

Net Cash (Used in) Provided by Financing Activities

During the six months ended June 30, 2024, net cash flows used in financing activities was $170,865 as compared with $922,346 generated for the six months ended June 30, 2023. During the six months ended June 30, 2024, net cash used in financing activities was due to lease payments. During the six months ended June 30, 2023, net cash provided by financing activities was primarily largely due to private placement shares subscribed for the Company’s common stock.

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $4,809,664 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $188 in cash as of June 30, 2024. Cash used by operations was $717,206 for the six months ended June 30, 2024. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

Inflation

While inflation has eased significantly globally, management anticipates continued inflation in all areas of operations. High rates of inflation could impact the Company’s development costs for its first production plant expected to be operational in the second half of 2025. During the construction of our first production plant, we expect to rely on the delivery of certain components from third party vendors, such as filtration equipment, piping and other goods. We cannot rule out that inflation could affect the cost of these components during the construction process, leading to increased development costs. Additionally, the Company could suffer from negative effects from wage inflation. We anticipate increasing our number of employees for the construction and operation phase of our first lithium production plant. Wage inflation could lead to higher than anticipated employee expenses during this hiring process.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Material weaknesses (1), (2), (3) and (4), which were originally identified by the Company’s Chief Financial Officer in connection with fiscal year 2021 financial results, were not remediated and therefore remained ineffective at June 30, 2024. Material weaknesses (5) and (6) were identified by the Company’s Chief Financial Officer in connection with the re-audit of its financial statements as of December 31, 2022 and December 31, 2021, were not remediated and therefore remained ineffective at June 30, 2024.

The Company is committed to improving its financial organization. As part of this commitment and when funds are available, the Company intends to create a position to segregate duties consistent with control objectives and increase its personnel resources and technical accounting expertise within the accounting function by:

(i)	appointing three or more outside directors to its board of directors who will also be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal control over financial reporting;
(ii)	preparing and implementing sufficient written policies and checklists that will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements;
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

Management believes that the appointment of three or more outside directors, who will also be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes (other than as described above) in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

CEO Executive Agreement

On August 13, 2024, the Company entered into a new executive employment agreement (the “CEO Employment Agreement”) with its chief executive officer, Sune Mathiesen, effective as of April 1, 2024. Under the terms of the CEO Employment Agreement, Mr. Mathiesen will continue to serve as the Company’s chief executive officer until December 31, 2025 (the “Expiration Date”), except upon the earlier termination of the CEO Employment Agreement as discussed below. Following the Expiration Date, the CEO Employment Agreement may be terminated by Mr. Mathiesen or the Company for any reason.

Pursuant to the CEO Employment Agreement, Mr. Mathiesen is entitled to an annual base salary of $300,000 and is eligible to participate in the Company’s retirement plan, subject to the eligibility terms and conditions of such plan. The CEO Employment Agreement also indicates that Mr. Mathiesen shall be eligible to receive (i) an annual cash bonus of up to 150% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his base salary pursuant to a separate stock grant agreement. Under the CEO Employment Agreement, Mr. Mathiesen also is: (i) entitled to a company car, and the Company pays for all expenses related to such company car; (ii) the reimbursement of reasonable moving costs to the Houston area; and (iii) for so long as Mr. Mathiesen remains employed by the Company, for up to the initial two consecutive years following the date Mr. Mathiesen relocates to the Houston area, reimbursement for reasonable housing costs in the Houston area, up to a total amount of $6,500 per month.

Pursuant to the CEO Employment Agreement, if Mr. Mathiesen’s employment is involuntarily terminated by the Company without Cause (as defined below) or by reason of his death or Disability (as defined below), then, subject to his timely execution and non-revocation of a release of claims, in addition to compensation that has been earned but not yet paid, he will be entitled to a severance amount equal to his then current base monthly salary from the date of his termination until the Expiration Date, or, if such termination occurs after the Expiration Date, his then current base monthly salary for a period of 12 months following his date of termination.

For purposes of the CEO Employment Agreement, “Cause” means: (i) any act by Mr. Mathiesen that is materially detrimental to the Company’s best interests or that constitutes common law fraud, a felony or any other criminal act involving moral turpitude; (ii) gross misconduct, material neglect or any act of disloyalty or dishonesty by Mr. Mathiesen related to or connected with Mr. Mathiesen’s employment by the Company or otherwise likely to cause material harm to the Company or its reputation; (iii) a material violation by Mr. Mathesen of the Company’s written policies, codes of conduct or direction of the Company’s board of directors; (iv) wrongful appropriation by Mr. Mathiesen of the Company’s funds or property or other material breach of Mr. Mathiesen’s fiduciary duties to the Company; or (v) the material breach of the CEO Employment Agreement by Mr. Mathiesen, or any other written agreement between the Company and Mr. Mathiesen.

For purposes of the CEO Employment Agreement, “Disability” means the inability of Mr. Mathiesen to perform on a full-time basis the duties and responsibilities of Mr. Mathiesen’s employment with the Company by reason of Mr. Mathiesen’s illness or other physical or mental impairment or condition, if such inability continues for an uninterrupted period of 120 days or more during any 180 day period. A period of inability is “uninterrupted” unless and until Mr. Mathiesen returns to full time work for a continuous period of at least 30 days.

The CEO Employment Agreement also required Mr. Mathiesen to enter into a confidentiality and restrictive covenant agreement, which contains a 12 month post-termination non-solicitation requirement and a perpetual confidentiality requirement, among other terms and conditions.

The foregoing description of the CEO Employment Agreement is qualified in its entirety by reference to the full text of the CEO Employment Agreement, which is filed as Exhibit 10.2 and incorporated herein by reference.

Item 6. Exhibits

Index to and Description of Exhibits

The exhibits listed in the following exhibit index are filed as part of this report.

Exhibit	Description
2.1	Securities Exchange Agreement, among the Company, Lithium Harvest ApS and, for certain limited purposes, its shareholders, dated as of February 14, 2023, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

3.1	Articles of Incorporation and Certificate of Amendment, dated September 4, 2009, incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.3	Certificate of Amendment to Articles of Incorporation, dated August 16, 2010, incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.4	Certificate of Amendment to Articles of Incorporation, dated November 9, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed December 19, 2016.

3.5	Certificate of Amendment to Articles of Incorporation, dated October 18, 2017, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed October 26, 2017.

10.1	Employment Agreement, by and between the Company and Stefan Muehlbauer, dated May 17, 2024, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 21, 2024.

10.2	Employment Agreement, by and between the Company and Sune Mathiesen, dated August 13, 2024.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the quarterly report on Form 10-Q of Sustainable Projects Group Inc. for the period ended June 30, 2024, formatted in Inline XBRL: (i) the Consolidated Interim Balance Sheets, (ii) the Consolidated Interim Statements of Operations and Comprehensive Loss; (iii) the Consolidated Interim Statements of Stockholders’ Deficit, (iv) the Consolidated Interim Statements of Cash Flows and (v) the Notes to Consolidated Unaudited Interim Financial Statements and (vi) the information in Part II, Item 5.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sustainable projects Group Inc.

Date: August 14, 2024	By:	/s/ Sune Mathiesen
	Name:	Sune Mathiesen
	Title:	President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 13