Form 10-Q
period 2024-09-30
Sustainable Projects Group Inc.
filed 2024-11-13
CIK 1500305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	quarterly report under section 13 Or 15(d) of the securities exchange act of 1934

For the quarterly period ended	September 30, 2024

☐	transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from ________________________________ to _______________________________

Commission file number	000-54875

Sustainable Projects Group Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-5445107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tankedraget 7, Aalborg, Denmark	DK-9000
(Address of principal executive offices)	(Zip Code)

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

☐ Yes ☒ No

As of November 12, 2024, there were 306,220,259 shares of the registrant’s common stock, $0.0001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

SUSTAINABLE PROJECTS GROUP INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2024	2023

As at
ASSETS
Current Assets:
Cash	$602,136	$847,724
Other receivables – Note 4	3,806	-
Prepaid expenses and deposits	297,823	398,067
	903,765	1,245,791

Right of Use Asset – Note 9	1,519,890	1,688,003
Equipment – Note 5	103,523	102,907
Intangible assets – Note 7	30,372	32,903

TOTAL ASSETS	$2,557,550	$3,069,604

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES:
Accounts payable and accrued liabilities – Note 8	$496,349	$449,952
Amounts due to related parties – Note 12	975,767	502,397
Other payable – Note 4	-	19,334
Payroll liabilities	18,409	149,148
Note payable, related party – Note 10, 12	248,715	-
Notes and interest payable – Note 10	72,045	69,605
Deposits received	80,468	76,545
Lease liability, current portion – Note 9	199,925	183,913
TOTAL CURRENT LIABILITIES	2,091,678	1,450,894

NON-CURRENT LIABILITIES
Lease Liability obligation, long term – Note 9	1,422,772	1,559,818
TOTAL NON-CURRENT LIABILITIES	1,422,772	1,559,818

TOTAL LIABILITIES	3,514,450	3,010,712

STOCKHOLDERS’ DEFICIT
Common Stock – Note 11 Par Value: $0.0001 Authorized 500,000,000 shares Common Stock Issued: 306,220,259 (Dec. 31, 2023 – 296,037,813)	30,622	29,604
Additional Paid In Capital	4,857,173	3,438,273
Accumulated Deficit	(5,742,263)	(3,359,757)
Other Accumulated Comprehensive Loss	(102,432)	(49,228)
TOTAL STOCKHOLDERS’ DEFICIT	(956,900)	58,892

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,557,550	$3,069,604

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept, 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023

Operating Expenses
Administrative and other operating expenses	$39,088	$66,512	$85,062	$71,738
Advertising and promotion	1,853	21,389	9,290	29,546
Amortization ROU Assets	60,472	59,530	179,463	118,408
Depreciation	10,472	8,995	31,041	21,452
Foreign exchange	(97,877)	(5,539)	(17,953)	36,686
Consulting fees	475,588	43,763	477,598	104,984
Management fees	206,878	205,613	691,323	599,089
Professional fees	31,893	45,162	179,508	184,092
Rent expense	-	5,998	-	57,799
Office Maintenance & Utilities	58,778	39,939	147,212	76,055
Wages and salaries	137,670	169,176	433,601	368,888
Travel Expenses	17,708	47,133	65,927	64,470
Vehicle expenses	14,479	4,332	52,679	23,210
Stock based payments	-	164,236	148,195	328,472
Lease liability expense	41,160	44,787	125,423	90,505
Research and development	23,840	-	31,817	-
Total Operating Expenses	1,022,002	921,026	2,640,186	2,175,394

Operating loss before other items	(1,022,002)	(921,026)	(2,640,186)	(2,175,394)
Miscellaneous income	90,223	78,175	260,120	169,566
Interest expense	(820)	(883)	(2,440)	(631)

Net loss	(932,599)	(843,734)	(2,382,506)	(2,006,459)
Comprehensive loss – translation	(120,635)	23,867	(53,204)	12,010

Net loss and comprehensive loss attributed to shareholders	$(1,053,234)	$(819,867)	$(2,435,710)	$(1,994,449)

Loss per share of common stock
-Basic and diluted	$(0.004)	$(0.003)	$(0.008)	$(0.008)
Weighted average no. of shares of common stock
-Basic and diluted	296,369,849	289,764,270	296,149,300	242,157,245

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

		Par Value at	Additional		Accumulated Other
	Common	$0.0001	Paid-in	Accumulated	Comprehensive
For September 30, 2024	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2023	296,037,813	$29,604	$3,438,273	$(3,359,757)	$(49,228)	$58,892
Stock based payments	-	-	148,195	(148,195)	-	-
Net loss and comprehensive loss	-	-	-	(724,413)	51,820	(672,593)
Balance, March 31, 2024	296,037,813	29,604	3,586,468	(4,232,365)	2,592	(613,701)
Net loss and comprehensive loss	-	-	-	(577,299)	15,611	(561,688)
Balance, June 30, 2024	296,037,813	29,604	3,586,468	(4,809,664)	18,203	(1,175,389)
Shares issued for services	7,903,723	790	473,433	(474,223)	-	-
Shares issued at $0.35 per share	2,278,723	228	797,272	-	-	797,500
Net loss and comprehensive loss	-	-	-	(458,376)	(120,635)	(579,011)
Balance, September 30, 2024	306,220,259	$30,622	$4,857,173	$(5,742,263)	$(102,432)	$(956,900)

	Common	Par Value at $0.0001	Share	Additional Paid-in	Shares	Accumulated	Accumulated Other Comprehensive
For September 30, 2023	Shares	Amount	Capital	Capital	Subscribed	Deficit	Loss	Total

Balance, December 31, 2022	50,000	$-	$7,940	$-	$-	$(224,419)	$(4,853)	$(221,332)
Common stock issued in reverse acquisition*	287,140,813	28,719	(7,940)	-	-	(387,386)	-	(366,607)
Net loss and comprehensive loss	-	-	-	-	-	(392,032)	(4,898)	(396,930)

Balance, March 31, 2023	287,190,813	28,719	-	-	-	(1,003,837)	(9,751)	(984,869)
Shares subscribed at $0.25 per share	-	-	-	-	375,000	-	-	375,000
Shares subscribed at $0.35 per share	-	-	-	-	877,100	-	-	877,100
Stock based payments	-	-	-	164,236	-	(164,236)	-	-
Net loss and comprehensive loss	-	-	-	-	-	(606,457)	(6,959)	(613,416)
Balance, June 30, 2023	287,190,813	28,719	-	164,236	1,252,100	(1,774,530)	(16,710)	(346,185)
Shares subscribed at $0.35 per share	-	-	-	-	994,350	-	-	994,350
Shares issued at $0.25 per share	1,500,000	150	-	374,850	(375,000)	-	-	-
Shares issued at $0.35 per share	4,006,000	401	-	1,401,699	(1,402,100)	-	-	-
Stock based payments	-	-	-	164,236	-	(164,236)	-	-
Net loss and comprehensive loss	-	-	-	-	-	(679,498)	23,867	(655,631)

Balance, Sept. 30, 2023	292,696,813	$29,270	$-	$2,105,021	$469,350	$(2,618,264)	$7,157	$(7,466)

*	Including 71,979,703 shares of common stock issued pursuant to a convertible loan settlement, as disclosed in Note 11.

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	Sept. 30, 2024	Sept. 30, 2023
Cash Flows from operating activities:
Net loss	$(2,382,506)	$(2,006,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,041	21,452
ROU amortization	179,463	118,408
Stock based compensation	148,195	328,472
Shares issued for services	474,223	-
Interest on lease payments	125,423	-
Changes in current assets and liabilities
Prepaid expenses	100,244	(210,376)
Accounts receivable	-	-
Other receivables	(3,806)	32,180
Accounts payable and accrued expenses	46,397	411,426
Interest payable	2,440	159
Payroll liabilities	(130,739)	190,714
Other payables	(19,334)	32,950
Note payable, related	248,715	-
Deposits received	3,923	69,648
Deferred revenue	-	9,730
Amount due to related parties	473,370	302,066
Net cash used in operating activities	(702,951)	(699,630)

Cash Flows from investing activities:
Office equipment	(2,750)	(106,970)
Filtration equipment	(25,888)	(44,567)
Intangible assets	-	(10,197)
Net cash used in investing activities	(28,638)	(161,734)

Cash Flows from financing activities:
Common stock issued in private placements	797,500	1,777,100
Proceeds from note payable and interest payable	-	68,786
Shares subscribed	-	469,350
Common stock issued in reverse acquisition	-	(366,607)
Lease payments	(266,139)	(90,505)
Net cash provided by financing activities	531,361	1,858,124

Effect of foreign exchange on cash	(45,360)	23,657

Net (decrease) increase in cash	(245,588)	1,020,417
Cash at beginning of period	847,724	-
Cash at end of period	$602,136	$1,020,417

Supplemental Disclosures
Cash paid for:
Interest	$-	$-

See accompanying notes to the unaudited interim consolidated financial statements.

SUSTAINABLE PROJECTS GROUP INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The Company has accumulated a deficit of $5,742,263 since inception and has yet to achieve profitable operations and further losses are anticipated in the development of its business. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company had $602,136 in cash as of September 30, 2024. The Company will need to raise additional cash in order to fund ongoing operations over the next 12 months. The Company may seek additional equity as necessary, and it expects to raise funds through private or public equity investment in order to support its existing operations and expand the range of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

3. Summary of accounting policies

Basis of presentation

While the information presented is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with GAAP. All adjustments are of a normal recurring nature. These consolidated interim financial statements should be read in conjunction with the Company’s audited December 31, 2023 year-end financial statements. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024.

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

Presentation

For presentation purposes, some of the accounts have been reclassified.

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

Segment Reporting

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance of its various businesses on a corporation-wide basis. As of September 30, 2024, the Company has three reportable segments: YER Brands, Sustainable Projects Group and Lithium Harvest. The segments are determined based on several factors including the nature of products and services, nature of production processes and delivery channels and consultancy services. Each operating segment’s performance is evaluated based on its segment income. Segment income is defined as gross sales and miscellaneous income. For the nine months ended September 30, 2024 and the year ended December 31, 2023, segment income and total assets were reported as follows:

	For the Nine	For the Year
	Months Ended	Ended
	September 30, 2024	December 31, 2023
Sales and miscellaneous income
Sustainable Projects Group	$-	$-
YER Brands	-	-
Lithium Harvest	260,120	251,089
Total Sales	$260,120	$251,089

Total Assets
Sustainable Projects Group	$49,315	$6,090
YER Brands	-	-
Lithium Harvest	2,508,235	3,063,514
Total Assets	$2,557,550	$3,069,604

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

5. Equipment

Equipment as of September 30, 2024 and December 31, 2023 is summarized as follows:

		Accumulated
As of September 30, 2024	Cost	Depreciation	Net

Computer	$23,998	$13,441	$10,557
Equipment	5,000	5,000	-
Office Furniture & Equipment	96,221	50,564	45,657
Machinery under construction	47,309	-	47,309
	$172,528	$69,005	$103,523

		Accumulated
As of December 31, 2023	Cost	Depreciation	Net

Computer	$21,088	$8,461	$12,627
Equipment	5,000	5,000	-
Office Furniture & Equipment	95,320	26,260	69,060
Machinery under construction	21,220	-	21,220
	$142,628	$39,721	$102,907

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

7. Intangible Assets

Intangible assets as of September 30, 2024 and December 31, 2023 are summarized as follows:

		Accumulated
As of September 30, 2024	Cost	Depreciation	Net

Patent - Denmark	$36,306	$5,934	$30,372

		Accumulated
As of December 31, 2023	Cost	Depreciation	Net

Patent - Denmark	$35,967	$3,064	$32,903

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of September 30, 2024 and December 31, 2023 are summarized as follows:

Accounts Payable:	Sept. 30, 2024	Dec. 31, 2023
Accounting fee	$29,288	$25,597
Auditor fee	48,240	750
Consulting fee	73,266	73,266
Rental expenses	63,992	63,992
Professional fees	98,123	176,767
Others	154,478	42,330
	$467,387	$382,702

Accrued liabilities:	Sept. 30, 2024	Dec. 31, 2023
Professional fees	$20,775	$-
Auditor fees	5,000	67,250
General and Administrative	3,187	-
	$28,962	$67,250

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

	September 30,	December 31,
	2024	2023
Right-of-use asset
Right-of-use asset, net	$1,519,890	$1,688,003

Lease liability
Current lease liability	$199,925	$183,913
Non-current lease liability	1,422,772	1,559,818
Total lease liability	$1,622,697	$1,743,731

Remaining lease term and discount rate
Weighted average remaining lease term	75 months	84 months
Discount rate used	10%	10%

Commitments

The following table summarizes the future minimum lease payments due under the Company’s operating leases as of September 30, 2024:

Remainder of 2024	$88,713
Thereafter	2,119,398
Less: imputed interest	(585,414)
Total	$1,622,697

10. Notes Payable, Convertible Notes Payable and Obligation to Issue Shares

On March 1, 2019, the Company entered into an unsecured loan agreement for $50,000 with an interest rate of 3.5% per annum. The loan was originally due on or before April 15, 2022. On March 28, 2022, the term of the loan agreement was extended to April 15, 2024. At September 30, 2024, the Company is in default, and there was $9,776 (September 30, 2023 - $8,021) in accrued interest under the loan. The Company is negotiating new terms.

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

During the year ended December 31, 2023, Lithium Harvest entered into two notes payable with a company controlled by the CEO of the Company, with one note in the principal amount of $17,173 (DKK 118,000) and the other in the principal amount of $2,183 (DKK 15,000), and each with a 3% interest rate per annum that was due on or before May 1, 2023. These loans have been repaid. (See Note 12)

On March 29, 2023, the Company entered into a $10,000 note payable with a 15% interest rate per annum with a related party. The loan repayment due date has been extended to December 31, 2024. At September 30, 2024, the accrued interest was $2,268 (September 30, 2023 - $764).

On April 28, 2023, a company controlled by a director and the Chief Technology Officer of the Company loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. During the quarter ended September 30, 2023, the loan was repaid.

On June 27, 2024, the Company entered into a loan agreement with a company controlled by a director and the Chief Executive Officer of the Company, pursuant to which $248,715 (DKK 1,664,079) was loaned to the Company. The loan bears no interest and is due on or before September 30, 2024. Because it was not paid by September 30, 2024, the loan bears a rate of 5% interest thereafter.

11. Common Stock

There following stock transactions occurred with respect to the Company’s common stock during the three months ended September 30, 2024:

a)	On September 27, 2024, 7,903,723 shares of common stock valued at $474,223 were issued for stock-based compensation relating to business development consulting activities performed.

b)	On September 27, 2024, 2,278,723 shares of common stock valued at $797,500 were issued pursuant to private placement subscriptions at $0.35 per share.

At September 30, 2024, the Company had 306,220,259 shares of common stock issued and outstanding.

The following stock transactions occurred with respect to the Company’s common stock during the year ended December 31, 2023:

a)	On February 14, 2023, 206,667,233 shares of common stock valued at $10,333,362 were issued to the shareholders of Lithium Harvest pursuant to the Agreement with Lithium Harvest with respect to the Exchange Transaction.

b)	On February 14, 2023, 71,797,703 shares of common stock valued at $3,589,885 were issued to a lender pursuant to a convertible loan settlement in connection with the Exchange Transaction.

c)	On August 18, 2023, 1,500,000 shares of common stock valued at $375,000 were issued to an investor pursuant to a private placement subscription at $0.25 per share.

d)	On August 18, 2023, an aggregate of 4,006,000 shares of common stock valued at $1,402,100 were issued to investors pursuant to private placement subscriptions at $0.35 per share.

e)	On December 22, 2023, an aggregate of 3,341,000 shares of common stock valued at $1,169,350 were issued to investors pursuant to private placement subscriptions at $0.35 per share.

As of December 31, 2023, the Company had 296,037,813 shares of common stock issued and outstanding.

12. Related Party transactions

Related party transactions as of September 30, 2024 and December 31, 2023 are summarized as follows:

	Sept. 30, 2024	Dec. 31, 2023

Accounts payable	$416,641	$205,558
Accrued liabilities	559,126	296,839
	$975,767	$502,397

Stefan Muehlbauer resigned as a director on February 14, 2023 and is currently the Chief Financial Officer (“CFO”). During the nine months ended September 30, 2024, the Company incurred management fees to the CFO totaling an aggregate of $143,480 (September 30, 2023 - $89,375). At September 30, 2024, $221,855 (September 30, 2023 - $141,715) was owing to the CFO for management fees, both current and past due, and $21,481 (September 30, 2023 - $1,180) for reimbursement of out of pocket expenses. The Company entered into a new employment agreement with the CFO effective February 1, 2024 (the “CFO Agreement”). Under the terms of the CFO Agreement, Mr. Muehlbauer will continue to serve as the Company’s chief financial officer until December 31, 2025, except upon earlier termination pursuant to the terms of the CFO Agreement. Pursuant to the CFO Agreement, Mr. Muehlbauer is entitled to an annual base salary of $200,000 and is eligible to participate in the Company’s retirement plan, subject to the eligibility terms and conditions of such plan. The CFO Agreement also indicates that Mr. Muehlbauer shall be eligible to receive (i) an annual cash bonus of up to 100% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his base salary pursuant to a separate stock grant agreement.

On February 14, 2023, Tiffany Muehlbauer resigned as Chief Technology Officer. At September 30, 2024, $12,766 (September 30, 2023 - $12,766) was owing to the prior officer for past due salaries and $25,500 (September 30, 2023 - $25,500) for management fees.

At September 30, 2024, the Company owed a company controlled by the above two related parties $20,647 (September 30, 2023 - $20,647) for office expenses.

On February 14, 2023, Sune Mathiesen became a director and Chief Executive Officer (“CEO”) of the Company. During the nine months ended September 30, 2024, Lithium Harvest incurred management fees payable to the CEO totaling an aggregate of $82,204 (DKK 550,000) (September 30, 2023 - $202,050 (DKK 1,425,000)). At September 30, 2024, $220,634 (DKK 1,476,199) (September 30, 2023 - $95,708 (DKK 675,000)) was owing to the CEO for salary, and $2,658 (DKK 17,789) for out of pocket expenses (September 30, 2023 - $8,051 (DKK 56,779)). At September 30, 2024, an aggregate of $Nil (September 30, 2023 - $22 (DKK 155)) was owed to the CEO for accrued interest under a loan from the CEO. The loan had a 3% interest rate and was due on or before May 1, 2023. The loan was repaid on April 17, 2023. (See Note 10) Lithium Harvest entered into an Employment Agreement with Mr. Mathiesen on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CEO may be eligible to receive an annual bonus of up to 150% of his current annual salary.

Effective on April 1, 2024, the employment agreement with Mr. Mathiesen and Lithium Harvest was terminated by mutual agreement of the parties and Mr. Mathiesen entered into a new executive employment agreement with the Company (the “CEO Employment Agreement”). Under the terms of the CEO Employment Agreement, Mr. Mathiesen will continue to serve as the Company’s chief executive officer until December 31, 2025, except upon earlier termination pursuant to the terms of the CEO Employment Agreement. Pursuant to the CEO Employment Agreement, Mr. Mathiesen is entitled to an annual base salary of $300,000 and is eligible to participate in the Company’s retirement plan, subject to the eligibility terms and conditions of such plan. The CEO Employment Agreement also indicates that Mr. Mathiesen shall be eligible to receive (i) an annual cash bonus of up to 150% of his base salary pursuant to a separate bonus agreement and (ii) a stock-based bonus of up to 100% of his base salary pursuant to a separate stock grant agreement. This Employment Agreement was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2023. At September 30, 2024, the Company incurred and owed management fees payable to the CEO totaling an aggregate of $150,000 and $2,658 for reimbursement of out of pocket expenses.

At September 30, 2024, a company controlled by a director and CEO was owed $Nil (September 30, 2023 - $70,571 (DKK 497,717)) for management fees and out of pocket expenses, both current and past due. An aggregate of $Nil (September 30, 2023 - $17,217 (DKK 118,300)) was also owed to a company controlled by the director and CEO for notes payable and accrued interest. The loan had a 3% interest rate that was due on or before May 1, 2023. The loan was repaid on April 19, 2023. On June 27, 2024, a company controlled by a director and the Chief Executive Officer of the Company loaned the Company $248,715 (DKK 1,664,079). The loan bears no interest and is due on or before September 30, 2024. Because it was not paid by September 30, 2024, the loan bears a rate of 5% interest thereafter.

On February 14, 2023, Paw Juul became the Chief Technology Officer (“CTO”) of the Company. During the nine months ended September 30, 2024, Lithium Harvest incurred management fees from the CTO totaling an aggregate of $246,611 (DKK 1,650,000) (September 30, 2023 - $202,497 (DKK 1,428,150). At September 30, 2024, $337,311 (DKK 2,256,850) (September 30, 2023 - $95,261 (DKK 671,850)) was owing to the CTO for salaries. Lithium Harvest entered into an Employment Agreement with Mr. Juul on February 14, 2023. His annual salary is approximately $300,000 (DKK 2,200,000), payable on a monthly basis with other benefits. The employment agreement is non-terminable until December 31, 2025. Subject to other conditions and terms, the CTO may be eligible to receive an annual bonus up to 150% of his current annual salary.

On April 28, 2023, a company controlled by a director and CTO of the Company, Paw Juul, loaned the Company $14,506 (DKK 99,000). The loan had a 3% interest rate that was due on or before June 30, 2023. The loan was repaid on August 24, 2023.

At September 30, 2024, a company controlled by the CEO and CTOs of the Company (Sune Mathiesen and Paw Juul), was owed $1,411 for out of pocket expenses.

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

RSU awards were subject to vesting spread over time at the discretion of the committee administering the Incentive Plan. Upon the vesting of RSUs and the Company’s determination that any necessary conditions precedent to the release of vested shares had been satisfied, such vested shares would have been made available to the participants. The RSU awards granted on May 10, 2023 provided that the recipients did not have rights of a stockholder prior to vesting. The fair value of the Company’s common stock on the grant date was $0.072 per share. At September 30, 2024, the stock based compensation expense was $640,902.

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

14. Commitments and Contingencies

At September 30, 2024, there were no commitments or contingencies to report other than what has been disclosed in this report.

15. Income Taxes

The Company and its subsidiaries file separate income tax returns.

The Company files income tax returns in the United States of America and in the States of Florida and Indiana for Sustainable Projects Group Inc. and YER Brands Inc., respectively, and is subject to a U.S. federal corporate income tax rate of 21%. The Company generated a taxable loss for the three and nine months ended September 30, 2024 and 2023. Lithium Harvest is subject to a Danish corporate income tax rate of 22%.

16. Legal Matters

The Company has no known legal issues pending.

17. Subsequent Events

There were no subsequent events.

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

We have largely completed the environmental and construction permitting stage and plan to start physical construction of our first two lithium carbonate manufacturing facilities in North Dakota in the first quarter of 2025, which we anticipate will be capable of manufacturing up to a total of 2,800 metric tons of lithium carbonate, and we plan to begin manufacturing battery-grade lithium compounds at such facilities in the second half of 2025. We plan to continue to invest in manufacturing capacity and aim to have a total manufacturing capacity of approximately 6,000 metric tons of lithium carbonate by the end of 2026. No assurance can be given that we will be able to establish such facilities or begin manufacturing within this timeframe or at all.

On February 14, 2023, we entered into the Exchange Agreement with Lithium Harvest and all of the Shareholders. Pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares of capital stock of Lithium Harvest in exchange for issuing to the Shareholders 206,667,233 shares of our common stock. The Exchange Transaction closed on February 14, 2023.

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

Recent Developments

On September 27, 2024, the Company issued 2,278,723 shares of common stock valued at $797,500 to accredited investors in a private placement subscription at $0.35 per share.

SUSTAINABLE PROJECTS GROUP INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept. 30, 2024	Sept. 30, 2023	Sept. 30, 2024	Sept. 30, 2023

Operating Expenses
Administrative and other operating expenses	$39,088	$66,512	$85,062	$71,738
Advertising and promotion	1,853	21,389	9,290	29,546
Amortization ROU Assets	60,472	59,530	179,463	118,408
Depreciation	10,472	8,995	31,041	21,452
Foreign exchange	(97,877)	(5,539)	(17,953)	36,686
Consulting fees	475,588	43,763	477,598	104,984
Management fees	206,878	205,613	691,323	599,089
Professional fees	31,893	45,162	179,508	184,092
Rent expense	-	5,998	-	57,799
Office Maintenance & Utilities	58,778	39,939	147,212	76,055
Wages and salaries	137,670	169,176	433,601	368,888
Travel Expenses	17,708	47,133	65,927	64,470
Vehicle expenses	14,479	4,332	52,679	23,210
Stock based payments	-	164,236	148,195	328,472
Lease liability expense	41,160	44,787	125,423	90,505
Research and development	23,840	-	31,817	-
Total Operating Expenses	1,022,002	921,026	2,640,186	2,175,394

Operating loss before other items	(1,022,002)	(921,026)	(2,640,186)	(2,175,394)
Miscellaneous income	90,223	78,175	260,120	169,566
Interest expense	(820)	(883)	(2,440)	(631)

Net loss	(932,599)	(843,734)	(2,382,506)	(2,006,459)
Comprehensive (loss) gain - translation	(120,635)	23,867	(53,204)	12,010

Net loss and comprehensive loss attributed to shareholders	$(1,053,234)	$(819,867)	$(2,435,710)	$(1,994,449)

Loss per share of common stock
-Basic and diluted	$(0.004)	$(0.003)	$(0.008)	$(0.008)
Weighted average no. of shares of common stock
-Basic and diluted	296,369,849	289,764,270	296,149,300	242,157,245

See accompanying notes to the unaudited interim consolidated financial statements.

Results of Operations

Quarter Ended September 30, 2024 Compared to the Quarter Ended September 30, 2023

Operating Expenses. The Company’s operating expenses during the three months ended September 30, 2024 were $1,022,002 as compared to $921,026 for the same time period of the prior fiscal year. The increase in operating expenses can be primarily attributed to an increase in consulting fees, which increased from $43,763 during the three months ended September 30, 2023 to $475,588 for the same period during the year 2024. Another factor impacting operating expenses during the three months ended September 30, 2024 was foreign exchange fees, which accounted for a gain of $97,877 as compared to $5,539 during the same period in 2023. Additionally, we saw an increase in research and development fees, which increased from $0 during the three months ended September 30, 2023 to $23,840 during the same period in 2024. An additional factor was an increase in office maintenance and utilities, which increased from $39,939 for the three months ended September 30, 2023 to $58,778 for the same time period in 2024, related to the expenses of our Denmark office.

We saw several offsetting factors, which significantly decreased in cost year over year. The largest offsetting contributor was stock based payments, which decreased from $164,236 during the three months ended September 30, 2024 to $0 for the same time period during 2024 as a result of the termination of the Incentive Plan  Additionally, we saw a decrease in wages and salaries, which decreased from $169,176 during the three-month period ended September 30, 2023 to $137,670 during the same time period during 2024. The Company also saw a significant decrease in travel expenses, which decreased from $47,133 during the three months ended September 30, 2024 to $17,708, largely attributable to the re-location of our CEO to the United States.

Miscellaneous Income. During the three months ended September 30, 2024, the Company had miscellaneous income of $90,223 compared to $78,175 during the same prior fiscal year period. This increase in miscellaneous income was attributable to income from sub-leases of office space at our Denmark office.

Net Loss. During the three months ended September 30, 2024, the Company had a net loss of $932,599, compared to a net loss of $843,734 in the same prior fiscal year period. The increased net loss was largely attributable to higher consulting expenses during the three months ended September 30, 2024 as compared to the same period during the year 2023. Additionally, we saw an increase in research and development fees, which increased from $0 during the three months ended September 30, 2023 to $23,840 during the same period in 2024. An additional factor was an increase in office maintenance and utilities, which increased from $39,939 for the three months ended September 30, 2023 to $58,778 for the same time period in 2024, related to the expenses of our Denmark office.

We saw several offsetting factors, which significantly decreased in cost year over year. The largest offsetting contributor was stock based payments, which decreased from $164,236 during the three months ended September 30, 2024 to $0 for the same time period during 2024 as a result of the termination of the Incentive Plan. Additionally, we saw a decrease in wages and salaries, which decreased from $169,176 during the three-month period ended September 30, 2023 to $137,670 during the same time period during 2024. The Company also saw a significant decrease in travel expenses, which decreased from $47,133 during the three months ended September 30, 2024 to $17,708, largely attributable to the re-location of our CEO to the United States.

Translation (Loss) Gain. During the three-month period ended September 30, 2024, the Company had a translation loss of $120,635 as compared to a translation gain of $23,867 during the same period during the year 2023. Translation gains and losses stem from variability in the exchange rate between U.S. Dollars and Danish Krone.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Operating Expenses. The Company’s operating expenses during the nine months ended September 30, 2024 were $2,640,186 as compared to $2,175,394 for the same time period of the prior fiscal year. The increase in operating expenses can be primarily attributed to consulting expenses. Consulting expenses for the nine months ended September 30, 2024 were $477,598 as compared to $104,984 during the same period in the prior year. Additionally, the increase in operating expenses was affected by a significant increase in management fees, which increased to $691,323 for the nine months ended September 30, 2024 as compared to $599,089 in the corresponding period for the year 2023. The third major driver of operating expenses was increased office maintenance & utilities, which increased from $76,055 for the nine months ended September 30, 2023 to $147,212 during the nine months ended September 30, 2024.

We saw several offsetting factors, which significantly decreased in cost year over year. The largest offsetting contributor was stock based payments, which decreased from $328,472 during the nine months ended September 30, 2024 to $148,195 for the same time period during 2024. Additionally, we saw a decrease in rent expense, which decreased from $57,799 during the nine-month period ended September 30, 2023 to $0 during the same time period during 2024. The Company also saw a significant decrease in foreign exchange costs, which amounted to $36,686 during the nine months ended September 30, 2023, versus a gain of $17,953 during the corresponding period in 2024.

Miscellaneous Income. During the nine months ended September 30, 2024, the Company had miscellaneous income of $260,120, compared to $169,566 during the same prior fiscal year period. This increase in miscellaneous income was attributable to income from sub-leases of office space at our Denmark office.

Net Loss. During the nine months ended September 30, 2024, the Company had a net loss of $2,382,506, compared to a net loss of $2,006,459 in the same prior fiscal year period. The increased loss was generally attributable to increased expenses in ramping up our business activities following the reverse acquisition of Lithium Harvest. As disclosed above, the increase in net loss can be primarily attributed to consulting expenses. Consulting expenses for the nine months ended September 30, 2024 were $477,598 as compared to $104,984 during the same period in 2024. Additionally, the increase in operating expenses was affected by a significant increase in management fees, which increased to $691,323 for the nine months ended September 30, 2024 as compared to $599,089 in the corresponding period for 2023. The third major driver of operating expenses was increased office maintenance and utilities, which increased from $76,055 for the nine months ended September 30, 2023 to $147,212 during the nine months ended September 30, 2024.

We saw several offsetting factors, which significantly decreased in cost year over year. The largest offsetting contributor was stock based payments, which decreased from $328,472 during the nine months ended September 30, 2024 to $148,195 for the same time period during 2024. Additionally, we saw a decrease in rent expense, which decreased from $57,799 during the nine-month period ended September 30, 2023 to $0 during the same time period during 2024. The Company also saw a significant decrease in foreign exchange costs, which amounted to $36,686 during the nine months ended September 30, 2023, versus a gain of $17,953 during the corresponding period in 2024.

Translation (Loss) Gain. During the nine-month period ended September 30, 2024, the Company had a translation loss of $53,204 as compared to a translation gain of $12,010 during the same period during the year 2023. Translation gains and losses stem from variability in the exchange rate between U.S. Dollars and Danish Krone.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $602,136, compared to a cash balance of $847,724 at December 31, 2023. The decrease in cash balance was primarily due to increasing operating expenses as disclosed above. During the 12-month period following the date of this report, management anticipates that the Company will not generate sufficient revenues to continue the development of current projects and projects in the pipeline. Accordingly, the Company will be required to obtain additional financing in order to continue its plan of operations. Management may attempt to secure debt financing for future growth, but due to the absence of meaningful assets and limited operating history, debt financing may not be available to the Company. Management anticipates that additional funding will be in the form of equity financing from the sale of the Company’s common stock, as well as debt if available. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. However, the Company does not have any financing arranged and cannot provide investors with any assurance that it will be able to raise sufficient funding from the sale of its common stock to fund its plan of operations. In the absence of such financing, the Company will not be able to develop its products or facilities and its business plan will fail. Even if the Company is successful in obtaining equity financing and developing its business, additional development of its lithium extraction facilities will be required. If the Company does not continue to obtain additional financing, it will be forced to abandon its business and plan of operations.

As of September 30, 2024, we had total assets of $2,557,550, and a working capital deficit of $1,187,913, compared with total assets of $3,069,604 and a working capital deficit of $205,103 at December 31, 2023. The increase in the working capital deficit was primarily due to a significant decrease in cash from $847,724 on December 31, 2023 to $602,136 on September 30, 2024. Additionally, the Company saw a decrease in pre-paid expenses from $398,067 at December 31, 2023 to $297,823 at September 30, 2024. The increase in working capital deficit was also driven by increased amounts due to related parties as well as accounts payable and accrued expenses, partially offset by a decrease in payroll liabilities.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2024, net cash used in operating activities was $702,951 compared to $699,630 for the nine months ended September 30, 2023. The increase in cash used in operating activities was primarily related to the expansion of business activities following the reverse acquisition of Lithium Harvest. The largest drivers of this increase in net cash used in operating activities were shares issued for services and prepaid expenses. For the nine months ended September 30, 2024 shares issued for services were $474,223 as compared to $0 during the same period in 2023. Additionally, prepaid expenses for the nine months ended September 30, 2024 were an increase of $100,244 as compared to a decrease of $210,376 in the corresponding period for 2023. The third major driver of net cash used in operating activities was an increase in notes payable to a related party, which increased from $0 for the nine months ending September 30, 2023 to $248,715 for the same period during 2024.

We saw several offsetting factors, such as a decrease in accounts payable and accrued expenses, as well as payroll liabilities. Additions to accounts payable for the nine months ended September 30, 2024 were $46,397 as compared to $411,426 during the same period in 2023. Additional payroll liabilities decreased by $130,739 for the nine months ended September 30, 2024, as compared to an addition of $190,714 during the same period in 2023. Additionally, stock based compensation for the nine months ended September 30, 2024 was $148,195 as compared to $328,472 for the same period in 2023.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2024, net cash used in investing activities was $28,638 compared to $161,734 for the nine months ended September 30, 2023. The decrease in cash used in investing activities was primarily due to decreased spending for office equipment and the completion of our website design process.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2024, net cash flow provided by financing activities was $531,361 as compared with $1,858,124 generated for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, net cash provided by financing activities was due to common stock issued in a private placement of shares, partially offset by an increase in lease payments. During the nine months ended September 30, 2023, net cash provided by financing activities was primarily due to common stock issued in private placements and subscriptions for in-process private placements, partially offset by the issuance of common stock in the Exchange Transaction.

Going Concern

We have limited operations and have sustained operating losses resulting in a deficit. In view of these matters, realization values may be substantially different from carrying values as shown. We have accumulated a deficit of $5,742,263 since inception and have yet to achieve profitable operations and further losses are anticipated in the development of our business. Our ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We had $602,136 in cash as of September 30, 2024. Cash used by operations was $702,951 for the nine months ended September 30, 2024. We will need to raise additional cash in order to fund ongoing operations over the next 12 months. We expect to finance our operations through public or private equity, debt or other available financing transactions. However, there is no assurance that such additional funds will be available for us on acceptable terms, if at all.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Material weaknesses (1), (2), (3) and (4), which were originally identified by the Company’s Chief Financial Officer in connection with fiscal year 2021 financial results, were not remediated and therefore remained ineffective at September 30, 2024. Material weaknesses (5) and (6) were identified by the Company’s Chief Financial Officer in connection with the re-audit of its financial statements as of December 31, 2022 and December 31, 2021, were not remediated and therefore remained ineffective at September 30, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes (other than as described above) in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 27, 2024, the Company issued 7,903,723 shares of common stock valued at $474,223 to a consultant relating to business development consulting activities performed.

The issuance of these shares was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mining Safety Disclosures.

There are no current mining activities at the date of this report.

Item 5. Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

Item 6. Exhibits

Index to and Description of Exhibits

The exhibits listed in the following exhibit index are filed as part of this report.

Exhibit	Description
2.1	Securities Exchange Agreement, among the Company, Lithium Harvest ApS and, for certain limited purposes, its shareholders, dated as of February 14, 2023, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 14, 2023.

3.1	Articles of Incorporation and Certificate of Amendment, dated September 4, 2009, incorporated herein by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.2	By-Laws, incorporated herein by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.3	Certificate of Amendment to Articles of Incorporation, dated August 16, 2010, incorporated herein by reference to Exhibit 3.3 to the Company’s registration statement on Form S-1 filed on September 13, 2010.

3.4	Certificate of Amendment to Articles of Incorporation, dated November 9, 2016, incorporated herein by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed December 19, 2016.

3.5	Certificate of Amendment to Articles of Incorporation, dated October 18, 2017, incorporated herein by reference to Exhibit 3.5 to the Company’s Current Report on Form 8-K filed October 26, 2017.

10.1	Employment Agreement, by and between the Company and Sune Mathiesen, dated August 13, 2024, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2024.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following information from the quarterly report on Form 10-Q of Sustainable Projects Group Inc. for the period ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Interim Balance Sheets, (ii) the Consolidated Interim Statements of Operations and Comprehensive Loss, (iii) the Consolidated Interim Statements of Stockholders’ Deficit, (iv) the Consolidated Interim Statements of Cash Flows, (v) the Notes to Consolidated Unaudited Interim Financial Statements and (vi) the information in Part II, Item 5.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sustainable projects Group Inc.

Date: November 13, 2024	By:	/s/ Sune Mathiesen
	Name:	Sune Mathiesen
	Title:	President & Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Stefan Muehlbauer
	Name:	Stefan Muehlbauer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Page 12